Form 10QSB
period 2004-09-30
MONDIAL VENTURES INC
filed 2004-12-06
CIK 1284452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the nine month period ended September 30, 2004.

[    ]   Transition Report pursuant to 13 or 15(d)  of the  Securities  Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number       333-113845
                                         -------------------------------


                              MONDIAL VENTURES, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                      Applied For

(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

                                8416 Angus Drive
                          Vancouver, British Columbia,
                                 Canada V6P 1L3
                             -----------------------
                    (Address of principal executive offices)


                                  778-895-2062
                                 ---------------
                           (Issuer's telephone number)


                                      None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value Common Stock outstanding as of December 3, 2004.

Transitional Small Business Disclosure Format (Check One): [   ] yes   [ X ]  no

                          PART I. Financial Information

Item 1.  Financial Statements

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)
                                   -----------


                                                                   September 30,
                                                                        2004
                                     ASSETS                             ----
                                     ------
Current Assets
   Cash and cash equivalents                                    $         13,565
   Deferred tax asset, less valuation allowance of $8,398                      -
                                                                ----------------
Total assets                                                    $         13,565
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable and accrued liabilities                     $          7,959
                                                                ----------------
   Stockholders' Equity
   Common stock
     75,000,000 shares authorized, $0.001 par value
         9,800,000 shares issued and outstanding                           9,800
   Additional paid-in capital                                             19,800
   Deficit accumulated during the exploration stage               (      23,994)
                                                                ----------------
Total stockholders' equity                                                 5,606
                                                                ----------------
Total liabilities and stockholders' equity                      $         13,565
                                                                ================





    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   -----------

                                   For the                      For the              May 29, 2002
                               Three months ended           Nine months ended       (Inception) to
                                  September 30,                September 30,         September 30,
                              2004           2003             2004        2003            2004
                              ----           ----             ----        ----            ----
Expenses
Accounting and audit fees   $   2,438      $      -         $   8,615    $     -      $   14,115
   Bank charges                    80      $      -               317    $     -             344
   Consulting                       -             -               190          -             190
   Filing                         433             -             1,035          -           1,035
   Incorporation                    -                             780                        780
   Legal                            -             -             1,530          -           1,530
   Mineral property                 -             -             6,000          -           6,000
                            ---------      --------         ---------   --------       ---------
Loss before income taxes      (2,951)             -          (18,467)          -        (23,994)

Provision for income taxes         -              -                 -          -               -
                            ---------      --------         ---------   --------       ---------
Net loss                    $ (2,951)      $      -         $ (18,467)  $      -      $ (23,994)
                            =========      ========         ==========  ========       =========
Basic and diluted net loss
per share                   $       -      $      -         $       -   $      -
                            =========      ========         ==========  ========
Weighted average number
of shares outstanding -     9,800,000             -          9,800,000         -
basic and diluted
                            =========      ========         ==========  ========






   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        May 29, 2002
                                                                 For the               (Inception) to
                                                     Nine months ended September 30,    September 30,
                                                         2004            2003                2004
                                                         ----            ----                ----
Operating Activities
   Net loss                                       $  (   18,467)   $        -          $  (  23,994)
   Change in liabilities
     Increase in accounts payable
      and accrued liabilities                             2,459             -                  7,959
                                                  -------------    ----------          -------------
Net cash used in operating activities                (   16,008)            -             (  16,035)
                                                  -------------    ----------          -------------

Financing Activity
  Proceeds from the issuance of common                       -              -                 29,600
  stock
                                                  -------------    ----------          -------------
Net cash from financing activity                             -              -                 29,600
                                                  -------------    ----------          -------------

Increase (decrease) in cash and cash
equivalents during period                            (  16,008)             -                 13,565

Cash and cash equivalents, beginning of period          29,573              -                      -
                                                  -------------    ----------          -------------
Cash and cash equivalents, end of period          $     13,565     $        -          $      13,565
                                                  =============    ==========          =============

Cash paid during period for:
   Interest                                       $          -     $        -          $           -
   Income taxes                                              -              -                      -
                                                  =============    ==========          =============




    The accompanying notes are an integral part of these financial statements

Note 1        Nature and Continuance of Operations
              ------------------------------------
         The Company was incorporated in the State of Nevada on May 29, 2002, and is in the business of acquisition and exploration of mineral properties. The Company is considered to be in the exploration stage.

         The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the
         Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

         These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

         The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company's ability to complete equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

         The Company filed an SB2 Registration Statement, with a shareholder offering of 3,800,000 common shares at $0.10 per share. This offering is subject to regulatory approval.

                                                                        2004
                                                                        ----
             Deficit accumulated during the exploration stage    $     (23,994)
             Working capital                                             5,606

Note 1        Nature and Continuance of Operations - Cont'd
              ------------------------------------
              Interim reporting
              ------------------
              The accompanying unaudited interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company are stated in US dollars. The significant accounting policies adopted by the Company are as follows:

              Use of Estimates
              ----------------
              The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

              Foreign Currency Translation
              ----------------------------
              Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

              Cash and Cash Equivalents
              -------------------------
              The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

              Mineral Property
              ----------------
              Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes
              ------------
              A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net Loss per Share
              ------------------
              Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive shares of common stock. As of September 30, 2004, there were no potentially dilutive securities outstanding.

              Recent Accounting Pronouncements
              --------------------------------
              There are no new pronouncements that are expected to have a material effect on the Company's financial position or results of operations.

Note 3        Mineral Property
              ----------------
              Mineral Claims, Port Alice
              --------------------------
              Pursuant to a mineral property purchase agreement dated December 22, 2003, the Company acquired a 100% undivided right, title and interest in and to four mineral claims located in Port Alice, British Columbia for $6,000, paid by the Company upon closing of this agreement on January 5, 2004. The property is subject to a 2% net smelter returns royalty payable to the vendor.

              As the claims do not contain any known reserves, the acquisition costs were expensed when incurred.

Note 4        Financial Instruments
              ---------------------
              The Company's financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Note 5        Segment Information
              -------------------
              The  Company  operates  in  one  reportable  segment,   being  the
              exploration of mineral properties, in Canada.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended grid emplacement and geological, geochemical and geophysical surveys on the Q29 property. We anticipate that the cost of this program will be approximately $10,000 and will take approximately sixty days, including the interpretation of all data collected.

We have retained Laurence Stephenson, a professional geologist, to undertake the proposed exploration on the Q29 property. We expect that he will complete the initial exploration program and provide us with a summary of the results in November or December 2004.

If results of this initial exploration program indicate that the Q29 property may contain an economic mineral deposit, we will proceed with a trenching program in early 2005. We expect the trenching program will cost approximately $15,000 and take approximately sixty days to complete. We do not have any arrangement with a qualified geologist to oversee the trenching program.

As well, we anticipate spending an additional $12,500 on professional fees, including fees payable in connection with the filing of this quarterly report and complying with reporting obligations.

Total expenditures over the next twelve months are therefore expected to be $37,500.

While we have enough funds on hand to complete our initial exploration phase on the Q29 property, we will require additional funding in order to proceed with the trenching program and to cover administrative costs. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. Our management is prepared to provide us with short-term loans, although no such definitive arrangement has been made. We have not placed financial limitations on the amount of money that management may lend to us.

At this time, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

We have not and do not intend to seek debt financing by way of bank loan, line of credit or otherwise. Financial institutions do not typically lend money to mineral exploration companies with no stable source of revenue.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Q29 property. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms. We may also pursue acquiring interests in alternate mineral properties in the future.

If we are unable to arrange additional financing or find a joint venture partner for the Q29 property, our business plan will fail and operations will cease.

Results Of Operations For Period Ending September 30, 2004

We did not earn any revenues during the period ending September 30, 2004. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property.

We incurred operating expenses in the amount of $18,467 for the nine-month period ended September 30, 2004, consisting of accounting and audit fees of $8,615, mineral property costs of $6,000, legal fees of $1,530, filing fees of $1,035, incorporation costs of $780, bank charges of $317 and consulting fees of $190.

At September 30, 2004, we had cash on hand of $13,565 and liabilities of $7,959 consisting of accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, but without all necessary disclosures. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

The acquisition costs of mineral properties are expensed as incurred as the claims do not contain any known reserves.

Item 3  Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2004. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.


PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the nine-month period ended September 30, 2004, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 3, 2004

Mondial Ventures, Inc.
------------------------------
Registrant

/s/ Scott Taylor
------------------------------
Scott Taylor, President

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Scott Taylor, President and Chief Executive Officer of Mondial Ventures, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mondial Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  December 3, 2004


/s/ Scott Taylor
----------------------------------
Scott Taylor, President and C.E.O.
(Principal Executive Officer)

Exhibit 31.2

                                  CERTIFICATION

I, Joe Alvaro, Treasurer and Director of Mondial Ventures, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mondial Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: December 3, 2004

/s/ Joe Alvaro
----------------------------------
Joe Alvaro, Treasurer and Director
Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Mondial Ventures, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December 3, 2004


/s/ Scott Taylor
----------------------------------
Scott Taylor, President and C.E.O.
(Principal Executive Officer)

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Mondial Ventures, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     3. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     4. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December 3, 2004

/s/ Joe Alvaro
----------------------------------
Joe Alvaro, Treasurer and Director
Principal Financial Officer