Form 10KSB
period 2004-12-31
MONDIAL VENTURES INC
filed 2006-02-24
CIK 1284452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                              -----------------

 TRANSITION REPORT UNDER SECTION 13  OR 15(d)  OF  THE  SECURITIES  EXCHANGE ACT
                                    OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 000-51033


                             MONDIAL VENTURES, INC.
                             ----------------------
                 (Name of small business issuer in its charter)



            Nevada                                    Applied For
            ------                                   -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                8416 Angus Drive
                   Vancouver, British Columbia, Canada V6P 1L3
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (604) 317-0568
                                 --------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class                       Name of each exchange on which
   to be so registered                       each class is to be registered

        None                                            None

Securities to be registered pursuant to Section 12(g) of the Act:


                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act _________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         Yes                                       No    X
            ------------                             ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Yes      X                                No
            -----------                              -----------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                       No    X
            ------------                             -----------
State issuer's revenues for its most recent fiscal year:      Nil
                                                          -------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                        $380,000 as at February 23, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              9,800,000 shares of common stock at February 23, 2006

TABLE OF CONTENTS
-----------------
                                                                            Page

ITEM   1:  DESCRIPTION OF BUSINESS............................................4
ITEM   2:  DESCRIPTION OF PROPERTY...........................................11
ITEM   3:  LEGAL PROCEEDINGS.................................................11
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11
ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........11
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........12
ITEM   7:  FINANCIAL STATEMENTS..............................................12
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES.........................................24
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......24
ITEM  10:  EXECUTIVE COMPENSATION............................................25
ITEM  11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....26
ITEM  12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................26
ITEM  13:  EXHIBITS AND REPORTS..............................................27
ITEM  14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ...........................27

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Q29 property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Q29 property is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% interest, subject to a 2% net smelter returns royalty, in four contiguous mineral claims collectively known as the Q29 property. A net smelter returns royalty is the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs.

Our plan of operation is to conduct exploration work on the Q29 property in order to ascertain whether it possesses economic quantities of copper or gold. There can be no assurance that economic mineral deposits or reserves, exist on the Q29 property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Q29 Property Purchase Agreement

On December 22, 2003, we entered into an agreement with Mr. Edward McCrossan of Vancouver, British Columbia, whereby he agreed to sell to us a total of four mineral claims located approximately 20 kilometers west of Port Alice, British Columbia. In order to acquire a 100% interest in these claims, on January 5, 2004 we paid $6,000 from our corporate bank account to Mr. McCrossan.

Other than selling the Q29 claims to us, Mr. McCrossan has not had and does not have any relationship or affiliation with us or our management.

To date, we have spent $6,000 on the acquisition of the Q29 property. In the next 12 months, we anticipate spending an additional $25,000 to complete the exploration work recommended under the section below entitled "Geological
Report: Q29 Group Property".

Title to the Q29 Property

The Q29 property consists of four mineral claims. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each one each year. Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing.

A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground. Such rights may be transferred or held in trust. Mr. McCrossan holds the four mineral claims comprising the Q29 property in trust for us. It is a common procedure to have such claims held in trust given the expense that we would incur in registering as a recorded claim holder and as an extraprovincial company in British Columbia. We can request that the claims be registered in our name at any time.

If the trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in British Columbia courts.

The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Q29 property or to seize the claims after obtaining judgment.

The fee simple owner of the real property underlying the claims that comprise the Q29 property is the government of British Columbia. The government has the right to sell title to this land to a third party, but is unlikely to do so given the remote location of the property. We have the right to explore the property for mineralization, provided such exploration does not unreasonably disturb the fee simple owner's use of the land. Because the property is undeveloped, the British Columbia government's rights to the land use will not be impacted and it will not have any obligations respecting the land. We will be required to undertake remediation work on any exploration that results in physical disturbance to the land. Refer to the section entitled "Compliance with Government Regulation" below.

Description, Location and Access

The Q29 property is located in the Nanaimo Mining Division on Vancouver Island, British Columbia approximately 20 kilometers west of Port Alice. The property is road accessible by Western Forest Products logging roads which being south of Port Alice on the east side of Neroutsos Inlet. This road is accessible year round, except for some occasional delays and interruptions in winter due to snowfall.

Topography within the claims area is moderate with elevations ranging between 250 feet and 1,300 feet. Vegetation and climate are typical for the west coast of Vancouver Island. The property area is covered with evergreen trees including hemlock, cedar and Douglas fir and softwood species such as alder and poplar. Mosses and a variety of berry bushes are common on the forest floor. Second growth vegetation in previously logged areas can be dense and difficult to traverse.

The bio-climatic zone of the property area is a temperate rainforest. Annual rainfall can exceed 25 centimeters, but much of that occurs during the winter months. Summer daytime temperatures between June and September average between 15 and 20 degrees Celsius. Winter temperatures can drop below freezing, but are generally moderate due to the proximity of the Pacific Ocean.

There no power lines close to the Q29 property. Accordingly, a portable generator would be necessary in order to supply power during exploration.

Mineralization

The northwestern portion of Vancouver Island, including the property area, is underlain primarily by volcanic, limestone and marine sediment rocks. On the Q29 property, these rock formations were altered by intrusions. An intrusion occurs when molten rock containing a mixture of minerals and gases enters into the existing rock formation. Such intrusions often contain concentrations of precious minerals such as gold and silver and base metals such as copper and molybdenum.

No reserves or economically significant mineralization has been discovered on the Q29 property. Very limited sampling results from the property indicate low level anomalies of zinc and silver.

Exploration History

To date, no mineral deposit has been delineated on the Q29 property. Consequently there has been no reserve or resource calculated. All proposed property work is exploratory in nature. There is no known historical work from the property prior to 2000. There is no equipment or infrastructure on the property. As well, no mining operations have ever been conducted on the property.

During October of 2000, Ed McCrossan, P.Geo., collected sixteen rock grab samples were collected along logging road cut exposures within the Q29 claims. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold or industrial metals such as copper. All samples gathered were sent to a laboratory where they were crushed and analysed for metal content. The samples indicate low level anomalies of zinc, silver, barium and arsenic.

Geological Report: Q29 Group Property

We have obtained a geological report on the Q29 property that was prepared by Mr. Edward McCrossan, a professional geologist, of Vancouver, British Columbia. The geological report summarizes the results of exploration in the area of the Q29 property and makes a recommendation for further exploration work.

In his report, Mr. McCrossan concludes that the Q29 property has the potential to host precious metal and polymetallic mineral occurrences and deposits given its location on northern Vancouver Island. He notes that previous sampling results from an area of the property that appears to contain altered, mineralized rock returned between 0.15% and 0.60% copper. If such mineralization continued over a significant area, the Q29 property could potentially host a mineral deposit.

Mr. McCrossan recommends that we undertake an initial exploration program on the property to determine the extent to which mineral levels continue over different areas of the property. He suggests that such a program consist of grid emplacement accompanied by geological, geochemical and geophysical surveys. Additional phases consisting of trenching and diamond drilling are also recommended.

The geochemical portion of the initial phase program will consist of our consulting geologist and his assistant gathering samples from property areas with the most potential to host economically significant mineralization based on past exploration results.

We do not have an agreement with Mr. McCrossan to provide his geological services for planned exploration work on the Q29 property. Mr. McCrossan has indicated that he would be prepared to undertake such work if he was available and that he would only retain an assistant after being retained by us. No specific assistant has been determined.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of British Columbia, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface. This would first occur during the drilling phase of exploration.

In addition, production of minerals in the province of British Columbia requires prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Our first two phases of exploration, which will consist of grid emplacement; geological, geochemical and geophysical surveys; and trenching will not require any reclamation and environmental mediation work because there will not be significant physical disturbance to the land. Subsequent drilling will require some remediation work, which is not expected to exceed $10,000. We will need to raise additional funds to finance any drilling program, including remediation costs.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

         -        Water discharge will have to meet water standards;

         -        Dust  generation  will  have   to   be  minimal  or  otherwise
                  re-mediated;

         -        Dumping  of  material  on  the  surface   will   have   to  be
                  re-contoured and re-vegetated;

         - An assessment of all material to be left on the surface will need to be environmentally benign;

         - Ground water will have to be monitored for any potential contaminants;

         - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

         - There will have to be an impact report of the work on the local fauna and flora.

While it is difficult to know exactly how much these costs will be until we have a better indication of the size and tenor of any production operation, we would expect that they could be as high as $100,000.

During the initial phases of exploration, there will be no significant costs of compliance with government regulations.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------
In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Q29 property, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Q29 property. While we have sufficient funds to conduct initial exploration on the property, we will require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Q29 property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper and gold, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Q29 property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Because we have only recently commenced business operations, we have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Q29 property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claims contain economic mineralization or reserves of copper or gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. Our exploration of the Q29 property may not result in the discovery of commercial quantities of copper or gold. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER RESERVES OF PRECIOUS METALS ON THE Q29 PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP THE Q29 CLAIMS.

The Q29 property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper of commercial tonnage and grade, we will require additional funds in order to further develop the property. At this time, we cannot assure investors that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The independent accountant's report to our audited financial statements for the period ended December 31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the Q29 property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 61.2% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 61.2% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR DIRECTORS  HAVE OTHER  BUSINESS  INTERESTS,  THEY MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Taylor and our secretary, Mr. Alvaro intend to devote 20 and five hours per week respectively to our business affairs. It is possible that the demands on Mr. Taylor and Mr. Alvaro from their other obligations could increase with the result that they would no l onger be able to devote sufficient time to the management of our business. In addition, Mr. Taylor and Mr. Alvaro may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for quotation of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest, subject to a 2% net smelter returns royalty, in four mineral claims comprising the Q29 property. We do not own or lease any property other than the Q29 property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied to have our shares of common stock quoted on the OTC Bulletin Board, there is no guarantee that we will be successful.

We have 30 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended grid emplacement and geological, geochemical and geophysical surveys on the Q29 property. We anticipate that the cost of this program will be approximately $10,000 and will take approximately 60 days, including the interpretation of all data collected.

We have retained Laurence Stephenson, a professional geologist, to undertake the proposed exploration on the Q29 property. If results of this initial exploration program indicate that the Q29 property may contain an economic mineral deposit, we will proceed with a trenching program in early 2005. We expect the trenching program will cost approximately $15,000 and take approximately 60 days to complete. We do not have any arrangement with a qualified geologist to oversee the trenching program. However, subject to availability, we intend to retain Mr. Edward McCrossan.

As well, we anticipate spending an additional $12,500 on professional fees, including fees payable for compliance with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $37,500.

We will require additional funding in order to proceed with the trenching program and to cover administrative costs. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. Our management is prepared to provide us with short-term loans, although no such arrangement has been made. There are no financial limitations on the amount of money that management may lend to us.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

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

Results of Operations For the Year Ended December 31, 2004

We did not earn any revenues during the year ending December 31, 2004. During the fiscal year, we incurred operating expenses in the amount of $35,841 compared to operating expenses of $5,527 incurred during 2003. The increase in net loss in the most recently completed fiscal year was a result of mineral property acquisition costs (NIL in 2003 and $12,000 in 2004) and an increase in professional fees ($5,500 in 2003 and $19,330 in 2004) due to the filing of our registration statement on Form SB-2 and costs of complying with our obligations as a reporting company.

Our operating expenses in 2004 consisted of $19,330 in professional fees, $12,000 in mineral property acquisition costs and $4,511 in office and general costs.

As at December 31, 2004, we had $967 in cash and liabilities totalling $12,735 consisting of accounts payable and accrued liabilities.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS




                             MONDIAL VENTURES, INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 2004 and 2003






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

[DALE MATHESON           Partnership of:           Robert J Burkart, Inc.     James F Carr-Hilton, Ltd.
[CARR-HILTON LABONTE     Alvin F Dale, Ltd.        Peter J Donaldson, Inc.    R.J. LaBonte, Ltd.
-------------------      Robert J Matheson, Inc.   Fraser G Ross, Ltd.
[CHARTERED ACCOUNTANTS LOGO]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Mondial Ventures Inc.

We have audited the balance sheet of Mondial Ventures Inc. as at December 31, 2004 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements at December 31, 2003 and for the year then ended, and for the period May 29, 2002 (date of inception) to December 31, 2003 were audited by another auditor whose report dated February 25, 2004 included an explanatory paragraph regarding the Company's ability to contimue as a going concern. The financial statements for the period from May 29, 2002 (date of inception) to December 31, 2003 reflect a total net loss of $5,527 of the related cumulative totals. The other auditor's report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the report of such other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of another auditor, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended and for the period from May 29, 2002 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported net losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               DALE MATHESON CARR-HILTON LABONTE
                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
November 24, 2005

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                           December 31, 2004, and 2003

                                                                                      2004                2003
                                                                                      ----                ----
                                     ASSETS
Current
   Cash                                                                         $            967   $         29,573
                                                                                 ----------------   ----------------

                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current
   Accounts payable and accrued liabilities                                     $         12,735   $          5,500
                                                                                 ----------------   ----------------

Stockholders' (Deficiency) Equity
   Common stock
     75,000,000 shares authorized, $0.001 par value
        9,800,000 shares issued and outstanding (2003 - 9,800,000)                         9,800              9,800
   Additional paid-in capital                                                             19,800             19,800
   Deficit accumulated during the exploration stage                               (       41,368)    (        5,527)
                                                                                 ----------------   ----------------
                                                                                  (       11,768)            24,073
                                                                                 ----------------   ----------------
                                                                                $            967   $         29,573
                                                                                 ================   ================

    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                         May 29, 2002
                                                                                                        (Inception) to
                                                            December 31,          December 31,           December 31,
                                                                2004                  2003                   2004
                                                                ----                  ----                   ----
Expenses
   Professional fees                                     $          19,330     $           5,500     $          24,830
   Office and general                                                4,511                    27                 4,538
   Mineral property acquisition cost                                12,000                     -                12,000
                                                         -----------------      -----------------     ----------------
Net loss for the year                                    $          35,841     $           5,527     $          41,368
                                                         =================      =================     ================
Basic and diluted net loss per share                     $           0.00      $            0.00
                                                         =================      =================
Weighted average number of shares outstanding                    9,800,000               460,384
                                                         =================      =================

    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                May 29, 2002
                                                                                                               (Inception) to
                                                                     December 31,         December 31,          December 31,
                                                                         2004                 2003                  2004
                                                                         ----                 ----                  ----
Cash Flows From Operating Activities
   Net loss                                                       $  (       35,841)   $  (        5,527)    $  (       41,368)
   Adjustment to reconcile net loss to net cash from
   operating activities
     Increase in accounts payable and accrued liabilities                     7,235                5,500                12,735
                                                                   -----------------    -----------------     -----------------
Net cash flows used in operating activities                          (       28,606)      (           27)       (       28,633)
                                                                   -----------------    -----------------     -----------------
Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                     -               29,600                29,600
                                                                   -----------------    -----------------     -----------------
Net cash from financing activities                                                -               29,600                29,600
                                                                   -----------------    -----------------     -----------------
Increase (decrease) in cash during year                              (       28,606)              29,573                   967

Cash, beginning of year                                                      29,573                    -                     -
                                                                   -----------------    -----------------     -----------------
Cash, end of year                                                 $             967    $          29,573     $             967
                                                                   =================    =================     =================

Cash paid during the year for:
   Interest                                                       $               -    $               -     $               -
   Income taxes                                                                   -                    -                     -
                                                                   =================    =================     =================

    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM MAY 29, 2002 (INCEPTION) TO DECEMBER 31, 2004

                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional      During the
                                             Common Stock               Paid-in        Exploration
                                    --------------------------------
                                        Shares          Amount          Capital           Stage           Total
                                        ------          ------          -------           -----           -----
Balance, May 29, 2002
(Inception) and December 31,
2002                                             -  $            -  $            -   $            -  $            -
Issuance of common stock
for cash at $0.001 per share,
December 2003                            9,600,000           9,600               -                -           9,600
Issuance of common stock
for cash at $0.10 per share,
December 2003                              200,000             200          19,800                -          20,000
Net loss                                         -               -               -       (    5,527)    (     5,527)
                                      -------------  --------------  --------------  ---------------  --------------
Balance, December 31, 2003               9,800,000           9,800          19,800       (    5,527)         24,073

Net loss                                         -               -               -       (   35,841)    (    35,841)
                                      -------------  --------------  --------------  ---------------  --------------
Balance, December 31, 2004               9,800,000  $        9,800  $       19,800   $   (   41,368) $ (     11,768)
                                      =============  ==============  ==============  ===============  ==============

    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 1        Nature and Continuance of Operations
              ------------------------------------
              The Company was incorporated in the State of Nevada on May 29, 2002 and is in the business of acquisition and exploration of mineral properties. The Company is considered to be in the exploration stage with respect to its mineral property.

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

              Going Concern
              The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. The Company has a deficit accumulated to December 31, 2004 in the amount of $41,368. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 9,800,000 shares of capital stock and for proceeds of $29,600. Management plans to raise additional funds through issuance of additional capital stock.

              The Company filed an SB2 Registration Statement, which enables the resale of 3,800,000 shares.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars. The significant accounting policies adopted by the Company are as follows:

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              Foreign Currency Translation
              ----------------------------
              Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

              Comprehensive Income
              --------------------
              The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments. Comprehensive income results from as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distribution to owners.

              Mineral Property
              ----------------
              Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral property.

              Impairment of Long-lived Assets
              -------------------------------
              Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Income Taxes
              ------------
              The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances .deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive

Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              Income Taxes - (continued)
              ------------

              enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------
              The company has not adopted a stock option plan and has no granted stock options. Accordingly, no stock-based compensation has been recorded to date

              Recent Accounting Pronouncements
              --------------------------------
              In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the Company's financial position and results of operations.

              In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 3        Mineral Property
              ----------------

              Mineral Claims, Port Alice
              --------------------------
              Pursuant to a mineral property purchase agreement dated December 22, 2003, the Company acquired a 100% undivided right, title and interest in and to four mineral claims located in Port Alice, British Columbia for $6,000, paid by the Company upon closing of this agreement on January 5, 2004. An additional $6,000 was paid to Laurence Stephenson for mineral property consulting services. The property is subject to a 2% net smelter returns royalty payable to the vendor.

              As the claims do not contain any known reserves, the acquisition costs were expensed during the year ended December 31, 2004.

Note 4        Common Stock
              ------------

              In December 2003, the Company issued 9,600,000 shares of common stock at a price of $0.001 per share for total proceeds of $9,600.

              In December 2003, the Company issued 200,000 shares of common stock at a price of $0.10 per share for total proceeds of $20,000.

              The Company has not granted any stock options or recorded any stock-based compensation to date.

Note 5        Income Taxes
              ------------

              A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                                                                         2004              2003
                                                                                         ----              ----
             Net loss                                                              $     (35,841)    $      (5,527)
                                                                                   ==============    ==============

             Expected income tax recovery                                          $      12,544     $       1,935
             Unrecognized current benefit of operating losses                            (12,544)           (1,935)
                                                                                   --------------    --------------
             Total income taxes                                                                 -                 -
                                                                                   ==============    ==============

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 5        Income Taxes - (continued)
              ------------

              The significant components of the Company's deferred income tax assets are as follows:

                                                                                 2004               2003
                                                                                 ----               ----
             Deferred income tax assets
                Operating loss carryforwards                               $      12,544      $       1,935
                                                                           --------------     --------------
                                                                                  12,544              1,935
             Valuation allowance                                                 (12,544)            (1,935)
                                                                           --------------     --------------
             Net deferred income tax asset                                              -                  -
                                                                           ==============     ==============

              The Company has available for deduction, against deferred taxable income operating losses of approximately $12,500. These losses, if not utilized, will expire in 2023. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.


Note 6        Financial Instruments
              ---------------------
              The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.


Note 7        Segment Information
              -------------------
              The  Company  operates  in  one  reportable  segment,   being  the
              exploration of mineral properties, in Canada. All of the Company's identifiable assets are located in the United States.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 15, 2005, Dohan and Company, CPA's, resigned as our independent accountant. Dohan & Company's audit report on our financial statements for the period from our incorporation on May 29, 2002 to December 31, 2002 and for the fiscal year ended December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with Dohan and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to its satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report and its review of our interim financial statements for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004.

We engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent accountant on September 15, 2005. We did not consult with Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it any other similar matter.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age
-----------------------         -----
Scott Taylor                     25
Joe Alvaro                       57

Executive Officers:

Name of Officer                  Age            Office
---------------------           -----           -------
Scott Taylor                     25             President, Chief
                                                Executive Officer,
                                                promoter and a Director

Joe Alvaro                       57             Secretary, Treasurer,
                                                Principal Accounting
                                                Officer and a Director


Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Scott Taylor has acted as our President, chief executive officer promoter and as a director since our incorporation. Mr. Taylor is a graduate of Touro College in Moscow, Russia, receiving his Bachelor of Science degree in science finance in January 2004. As part of his degree requirement, Mr. Taylor completed a thesis in international diamond mining ventures in northern Russia. Part of Mr. Taylor's undergraduate work was completed at the University of Economics in Barcelona, Spain, Franklin College in Lugano, Switzerland, the University of Calgary and the University of British Columbia.

From January to December 2002, Mr. Taylor acted as a business development consultant for Delta Financial Group in Moscow, Russia where he established a customer service training program for the company's loan officers and analyzed expansion and marketing efforts. From January to August 2003, Mr. Taylor was employed as a research and financial analyst with Al-Toukhi Group, a private company based in Dubai and Alberta. As part of his duties, Mr. Taylor researched and compiled data on various Alberta oil sands projects.

Since October 2003, Mr. Taylor has been employed as a venture capital consultant with Clifton Capital Consulting, a private British Columbia business involved in organizing and acquiring gold, diamond and oil and gas projects in South America and Russia.

Mr. Taylor intends to devote 20 hours of his business time per week to our affairs.

Mr. Joe Alvaro has acted as our secretary, treasurer and as a director since our incorporation. For over 30 years, he has been employed as a superintendent at York Sheet Metal, a Burnaby, British Columbia based commercial construction company that supplies and installs air conditioning, heating and sheet metal products. He employment tasks include overseeing workers and materials for specific contracts.

Mr. Alvaro intends to devote five hours of his business time per week to our affairs.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2004 and 2003.

                          Annual Compensation                         Long Term Compensation

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
-----          -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Scott Taylor   President/ 2004     $0       0           0               0                0          0             0
               Chief      2003     $0       0           0               0                0          0             0
               Executive
               Officer

Joe Alvaro     Secretary/ 2004     $0       0           0               0                0          0             0
               Treasurer  2003     $0       0           0               0                0          0             0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Scott Taylor                               Nil                      Nil                         One

(President, Chief Executive Officer
and Director)

Joe Alvaro
                                           Nil                      Nil                         One
(Secretary, Treasurer, and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group as at the date of this annual report. Except as otherwise indicated, all shares are owned directly.

                                                Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Scott Taylor                     3,000,000       30.06%
Stock          President, Chief
               Executive Officer
               And Director
               8416 Angus Drive
               Vancouver, B.C.
               Canada

Common         Joe Alvaro                       3,000,000       30.06%
Stock          Secretary, Treasurer
               Principal Accounting Officer
               and Director
               2664 Walpole Crescent
               North Vancouver, B.C.
               Canada

Common         All Officers and Directors       6,000,000       60.12%
Stock          as a Group that consists of        shares
               two people

The percent of class is based on 9,800,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
 32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the quarter ended December 31, 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our  principal  accountants,   Dale  Matheson  Carr-Hilton  LaBonte,   Chartered
Accountants, and our former billed the following fees for the services indicated:

                                                Fiscal year-ended
                                 December 31, 2004            December 31, 2003

Audit fees                          $5,000                       $3,300
Audit-related fees                    Nil                          Nil
Tax fees                              Nil                          Nil
All other fees                        Nil                          Nil


Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2006
                                        MONDIAL VENTURES, INC.

                                        /s/ Scott Taylor
                                        ---------------------------
                                        Scott Taylor
                                        President, Chief Executive
                                        Officer and Director
                                        (Principal Executive
                                        Officer)

                                        /s/ Joe Alvaro
                                        ---------------------------
                                        Joe Alvaro
                                        Secretary, Treasurer and
                                        Director (Principal Financial Officer
                                        and Principal Accounting Officer)