Form 10QSB
period 2005-03-31
MONDIAL VENTURES INC
filed 2006-06-21
CIK 1284452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2005.

[    ]   Transition Report pursuant to 13 or 15(d)  of the  Securities  Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   000-51033
                                           ---------



                             MONDIAL VENTURES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       Pending
---------------------------------             ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

8416 Angus Drive
Vancouver, British Columbia, Canada                              V6P 1L3
----------------------------------------                  ---------------------
(Address of principal executive offices)                  (Postal or Zip Code)


Issuer's telephone number, including area code:            778-895-2062
                                               -------------------------------


                                      None
--------------------------------------------------------------------------------
 (Former name, former address and  former  fisca  year, if  changed  since  last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of June 21, 2006.

                             MONDIAL VENTURES, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2005

                                   (Unaudited)












BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                    March 31,         December 31,
                                                                                      2005                2004
                                                                                      ----                ----
                                                                                   (Unaudited)         (Audited)
                                     ASSETS
                                     ------
Current
   Cash                                                                         $            882   $            967
                                                                                =================  =================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current
   Accounts payable and accrued liabilities                                     $         15,254   $         12,735
                                                                                -----------------  -----------------

Stockholders' Deficiency
Common stock
   75,000,000 shares authorized, $0.001 par value
      9,800,000 shares issued and outstanding                                              9,800              9,800
Additional paid-in capital                                                                19,800             19,800
Deficit accumulated during the exploration stage                                  (       43,972)   (        41,368)
                                                                                -----------------  -----------------
                                                                                  (       14,372)   (        11,768)
                                                                                -----------------  -----------------
                                                                                $            882   $            967
                                                                                =================  =================


The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three                 Three              May 29, 2002
                                                            Months ended          Months ended       (Inception) to March
                                                              March 31,             March 31,                 31,
                                                                2005                  2004                   2005
                                                                ----                  ----                   ----
Expenses
   Professional fees                                     $           2,428     $           3,856     $          27,258
   Office and general                                                  176                   155                 4,714
   Mineral property acquisition cost (Note 3)                            -                 6,000                12,000
                                                         -----------------     -----------------     -----------------
Net loss                                                 $           2,604     $          10,011     $          43,972
                                                         =================     =================     =================
Basic and diluted net loss per share                     $            0.01     $            0.01
                                                         =================     =================
Weighted average number of shares outstanding                    9,800,000             9,800,000
                                                         =================     =================


The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three                 Three             May 29, 2002
                                                                    Months ended         Months ended      (Inception) to March
                                                                     March 31,             March 31,                31,
                                                                        2005                 2004                  2005
                                                                        ----                 ----                  ----
Cash Flow From Operating Activities
   Net loss                                                      $  (        2,604)   $  (       12,923)    $  (       43,972)
   Adjustment to reconcile net loss to net cash from operating activities
     Increase in accounts payable and accrued liabilities                    2,519                1,875                15,254
                                                                 ------------------   ------------------    ------------------
Net cash flows used in operating activities                         (           85)      (       11,048)       (       28,718)
                                                                 ------------------   ------------------    ------------------
Cash Flow From Financing Activities
   Proceeds from the issuance of common stock                                    -                    -                29,600
                                                                 ------------------   ------------------    ------------------
Net cash from financing activities                                               -                    -                29,600
                                                                 ------------------   ------------------    ------------------
Increase (decrease) in cash during period                           (           85)      (       11,048)                  882

Cash, beginning of period                                                      967               29,573                     -
                                                                 ------------------   ------------------    ------------------
Cash, end of period                                              $             882    $          18,525     $             882
                                                                 ==================   ==================    ==================

Cash paid during period for:
   Interest                                                      $               -    $               -     $               -
   Income taxes                                                                  -                    -                     -
                                                                 ==================   ==================    ==================


The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MAY 29, 2002 (INCEPTION) TO MARCH 31, 2005
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional      During the
                                             Common Shares              Paid-in        Exploration
                                    --------------------------------
                                        Number         Par Value        Capital           Stage           Total
Balance, May 29, 2002
(Inception) and December 31,
2002                                             -  $            -  $            -   $            -  $            -
Issuance of common stock
for cash at $0.001 per share,
December 2003                            9,600,000           9,600               -                -           9,600
Issuance of common stock
for cash at $0.10 per share,
December 2003                              200,000             200          19,800                -          20,000
Net loss                                         -               -               -       (    5,527)    (     5,527)
                                     -------------  --------------  ---------------  ---------------  --------------
Balance, December 31, 2003               9,800,000           9,800          19,800       (    5,527)         24,073

Net loss                                         -               -               -       (   35,841)    (    35,841)
                                     -------------  --------------  ---------------  ---------------  --------------
Balance, December 31, 2004               9,800,000           9,800          19,800       (   41,368)    (    11,768)

Net loss                                         -               -               -       (    2,604)    (     2,604)
                                     -------------  --------------  ---------------  ---------------  --------------
Balance, March 31, 2005                  9,800,000  $        9,800  $       19,800   $   (   43,972) $  (    14,372)
                                     =============  ==============  ===============  ===============  ==============


The  accompanying  notes  are  an  integral  part  of  these  interim  financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

              Going Concern

              The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. The Company has a deficit accumulated to December 31, 2004 in the amount of $41,368. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 9,800,000 shares of capital stock for proceeds of $29,600. Management plans to raise additional funds through issuance of additional capital stock.

              The Company filed an SB2 Registration Statement, which enables the resale of 3,800,000 shares.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2004. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended December 31, 2004. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

              Comprehensive Income
              --------------------
              The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments. Comprehensive income results from the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distribution to owners.

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              Income Taxes
              ------------
              The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

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

              Stock-based Compensation
              ------------------------
              The company has not adopted a stock option plan and has not granted stock options. Accordingly, no stock-based compensation has been recorded to date

              Recent Accounting Pronouncements
              --------------------------------
              In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. Management

Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              is currently evaluating the potential impact that the adoption of SFAS 123R will have on the Company's financial position and results of operations.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

Note 3        Mineral Property
              ----------------
              Mineral Claims, Port Alice
              --------------------------
              Pursuant to a mineral property purchase agreement dated December 22, 2003, the Company acquired a 100% undivided right, title and interest in and to four mineral claims located in Port Alice, British Columbia for $6,000, paid by the Company upon closing of this agreement on January 5, 2004. An additional $6,000 was paid for mineral property consulting services. The property is subject to a 2% net smelter returns royalty payable to the vendor.

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

Note 5        Financial Instruments
              ---------------------
              The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

Note 6        Segment Information
              -------------------
              The  Company  operates  in  one  reportable  segment,   being  the
              exploration of mineral properties, in Canada. All of the Company's identifiable assets are located in the United States.

Forward-Looking Statements
--------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Plan of Operation
-------------------------
Plan of Operation
-----------------
Our plan of operation for the twelve months following the date of this report is to complete the recommended grid emplacement and geological, geochemical and geophysical surveys on the Q29 property. We anticipate that the cost of this program will be approximately $10,000 and will take approximately sixty days, including the interpretation of all data collected.

If results of this initial exploration program indicate that the Q29 property may contain an economic mineral deposit, we will proceed with a follow up trenching program. We expect the trenching program will cost approximately $15,000 and take approximately sixty days to complete. We do not have any arrangement with a qualified geologist to oversee the trenching program.

As well, we anticipate spending an additional $12,500 on professional fees, including fees payable in connection with the filing of this quarterly report and complying with reporting obligations.

Total expenditures over the next twelve months are therefore expected to be $37,500.

We will require additional funding in order to proceed with proposed exploration and to cover administrative costs. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.
However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

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

Results Of Operations For Period Ending March 31, 2005

We did not earn any revenues during the three-month period ending March 31, 2005. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property.

We incurred operating expenses in the amount of $2,604 for the three-month period ended March 31, 2005, consisting of professional fees of $2,428 and office and general costs of $176.

At March 31, 2005, we had cash on hand of $882 and liabilities of $15,254 consisting of accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3  Controls and Procedures
-------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2005. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

During the three-month period ended March 31, 2005, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 21, 2006

Mondial Ventures, Inc.

/s/ Scott Taylor
------------------------------
Scott Taylor, President