Form 10QSB
period 2005-06-30
MONDIAL VENTURES INC
filed 2006-06-21
CIK 1284452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   000-51033
                                           ---------



                             MONDIAL VENTURES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                  Pending
----------------------------------      ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


8416 Angus Drive
Vancouver, British Columbia, Canada                           V6P 1L3
-----------------------------------------               ---------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code:      778-895-2062
                                                ----------------------


                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

                                  June 30, 2005

                                   (Unaudited)





BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS



                                                                                    June 30,          December 31,
                                                                                      2005                2004
                                                                                      ----                ----
                                                                                   (Unaudited)         (Audited)

                                     ASSETS
Current
   Cash                                                                         $            800   $            967
                                                                                ================   ================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current

   Accounts payable and accrued liabilities                                     $          9,955   $         12,735
   Due to related party - Note 4                                                           7,727                  -
                                                                                ----------------   ----------------
                                                                                          17,682             12,735
                                                                                ----------------   ----------------
Stockholders' Deficiency
  Common stock
   75,000,000 shares authorized, $0.001 par value
      9,800,000 shares issued and outstanding                                              9,800              9,800
Additional paid-in capital                                                                19,800             19,800
Deficit accumulated during the exploration stage                                  (       46,482)    (       41,368)
                                                                                ----------------   ----------------
                                                                                  (       16,882)    (       11,768)
                                                                                ----------------   ----------------
                                                                                $            800   $            967
                                                                                ================   ================



     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                 May 29, 2002
                                          Three                Three              Six               Six         (Inception) to
                                      Months ended         Months ended       Months ended      Months ended      June 30,
                                         June 30,             June 30,          June 30,         June 30,
                                          2005                 2004               2005             2004             2005
                                          ----                 ----               ----             ----             ----
Expenses
   Professional fees                  $    2,428         $      2,321         $     4,856      $     7,707      $    29,686
   Office and general                         82                  273                 258            1,809            4,796
   Mineral property acquisition cost
       (Note 3)                                -                    -                   -            6,000           12,000
                                      ----------         ------------         -----------      -----------      ------------

Net loss                              $    2,510         $      2,594         $     5,114      $    15,516      $    46,482
                                      ==========         ============         ===========      ===========      ============
Basic and diluted net loss per share  $     0.01         $       0.01         $      0.01      $      0.01
                                      ==========         ============         ===========      ===========

Weighted average number of shares      9,800,000            9,800,000           9,800,000        9,800,000
outstanding
                                      ==========         ============         ===========      ===========



     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Six                   Six              May 29, 2002
                                                                    Months ended         Months ended       (Inception) to June
                                                                      June 30,             June 30,                 30,
                                                                        2005                 2004                  2005
                                                                        ----                 ----                  ----
Cash Flow From Operating Activities
   Net loss                                                      $  (        5,114)   $  (       15,616)    $  (       46,482)
   Adjustment to reconcile net loss to net cash from operating activities
     Increase in accounts payable and accrued liabilities           (        2,780)                  21                 9,955
                                                                 -----------------    -----------------     ------------------
Net cash flows used in operating activities                         (        7,894)      (       15,495)       (       36,527)
                                                                 -----------------    -----------------     ------------------

Cash Flow From Financing Activities
   Proceeds from the issuance of common stock                                    -                    -                29,600
   Increase in due to related party                                          7,727                    -                 7,727
                                                                 -----------------    -----------------     ------------------
Net cash from financing activities                                           7,727                    -                37,327
                                                                 -----------------    -----------------     ------------------
Increase (decrease) in cash during period                           (          167)      (       15,495)                  800

Cash, beginning of period                                                      967               29,573                     -
                                                                 -----------------    -----------------     ------------------
Cash, end of period                                              $             800    $          14,078     $             800
                                                                 =================    =================     ==================

Cash paid during period for:
   Interest                                                     $                -   $                -    $                -
   Income taxes                                                                  -                    -                     -
                                                                 =================    =================     ==================




     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE PERIOD FROM MAY 29, 2002 (INCEPTION) TO JUNE 30, 2005
                                   (Unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional      During the
                                             Common Shares              Paid-in        Exploration
                                    --------------------------------
                                        Number         Par Value        Capital           Stage           Total
                                    -------------    -------------     ---------       -----------        -----
Balance, May 29, 2002
(Inception) and December 31,
2002                                             -   $           -     $         -     $          -    $          -
Issuance of common stock
for cash at $0.001 per share,
December 2003                            9,600,000           9,600               -                -           9,600
Issuance of common stock
for cash at $0.10 per share,
December 2003                              200,000             200          19,800                -          20,000
Net loss                                         -               -               -       (    5,527)    (     5,527)
                                         ---------   -------------     -----------     ------------    -------------
Balance, December 31, 2003               9,800,000           9,800          19,800       (    5,527)         24,073

Net loss                                         -               -               -       (   35,841)    (    35,841)
                                         ---------   -------------     -----------     ------------    -------------
Balance, December 31, 2004               9,800,000           9,800          19,800       (   41,368)    (    11,768)

Net loss                                         -               -               -       (    5,114)    (     5,114)
                                         ---------   -------------     -----------     ------------    -------------
Balance, June 30, 2005                   9,800,000   $       9,800     $    19,800     $ (   46,482)   $(    16,882)
                                         =========   =============     ===========     ============    =============



     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

Note 1        Nature and Continuance of Operations

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

              Going Concern
              The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. The Company has a deficit accumulated to December 31, 2004 in the amount of $46,482. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 9,800,000 shares of capital stock for proceeds of $29,600. Management plans to raise additional funds through issuance of additional capital stock.

              The Company filed an SB2 Registration Statement, which enables the resale of 3,800,000 shares.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2004. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended December 31, 2004. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

Note 2        Summary of Significant Accounting Policies

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

Note 2        Summary of Significant Accounting Policies - (continued)

              Income Taxes

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

              Mineral Claims, Port Alice

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

Note 6        Segment Information

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

Results Of Operations For Period Ending June 30, 2005

We did not earn any revenues during the six-month period ending June 30, 2005. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property.

We incurred operating expenses in the amount of $5,114 for the six-month period ended June 30, 2005, consisting of professional fees of $4,856 and office and general costs of $258.

Our net loss decreased in the six-month period ended June 30, 2005, as compared to the comparative period in 2004 ($5,114 as compared to $15,516). This decrease was due to a drop in professional fees (from $7,707 in 2004 to $4,856 in 2005), office and general costs (from $1,809 in 2004 to $258 in 2005) and mineral property acquisition costs (from $6,000 in 2004 to NIL in 2005). The high fees in 2004 related to costs incurred in connection with our registration as a reporting issuer and our application to have our shares quoted on the OTC Bulletin Board, which is ongoing.

At June 30, 2005, we had cash on hand of $800 and liabilities of $17,682 consisting of accounts payable and accrued liabilities of $9,955 and $7,727 due to our president, Scott Taylor for loans he advanced to us.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3  Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2005. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes- Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes- Oxley Act of 2002

During the six-month period ended June 30, 2005, we did not file any current reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 21, 2006

Mondial Ventures, Inc.

/s/ Scott Taylor
------------------------------
Scott Taylor, President