Form 10KSB
period 2005-12-31
MONDIAL VENTURES INC
filed 2006-06-21
CIK 1284452

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                             -----------------

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

     For the transition period from            to
                                   -----------    --------------

                        Commission file number: 000-51033


                             MONDIAL VENTURES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)



            Nevada                                     Applied For
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                                8416 Angus Drive
                   Vancouver, British Columbia, Canada V6P 1L3
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (604) 317-0568
                            -------------------------
                            Issuer's telephone number

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

               Yes                                       No  X
                  ----------                               ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

               Yes      X                               No
                  ----------                              -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes                                     No    X
                  ----------                             ------

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

                          $380,000 as at June 21, 2006
                          ----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                9,800,000 shares of common stock at June 21, 2006
               --------------------------------------------------

TABLE OF CONTENTS

                                                                                Page
ITEM   1:  DESCRIPTION OF BUSINESS................................................4
ITEM   2:  DESCRIPTION OF PROPERTY...............................................11
ITEM   3:  LEGAL PROCEEDINGS.....................................................11
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................11
ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............12
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............12
ITEM   7:  FINANCIAL STATEMENTS..................................................14
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES......................................26
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..........27
ITEM 10:  EXECUTIVE COMPENSATION.................................................28
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........28
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................29
ITEM 13:  EXHIBITS AND REPORTS...................................................30
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ................................30

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The independent accountant's report to our audited financial statements for the period ended December 31, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our president, Mr. Taylor and our secretary, Mr. Alvaro intend to devote 20 and five hours per week respectively to our business affairs. It is possible that the demands on Mr. Taylor and Mr. Alvaro from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Taylor and Mr. Alvaro may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

Results of Operations For the Year Ended December 31, 2005

We did not earn any revenues during the year ending December 31, 2005. During the fiscal year, we incurred operating expenses in the amount of $15,328 compared to operating expenses of $35,841 incurred during 2004.

The decrease in net loss in the most recently completed fiscal year was partly due to expenses we incurred in 2004 in connection with the filing of our registration statement on Form SB-2 and applying to have our shares of common stock quoted on the OTC Bulletin Board. As well, mineral property exploration costs decreased from $12,000 in 2004 to NIL in 2005.

In 2005, our operating expenses in consisted of $12,748 in professional fees and $2,580 in office and general costs.

As at December 31, 2005, we had $547 in cash and liabilities totalling $27,643 consisting of accounts payable and accrued liabilities of $7,442 and $20,201 due to our president, Scott Taylor, for loans to us.

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

                                December 31, 2005








REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

================================================================================

[DALE MATHESON           Partnership of:           Robert J Burkart, Inc.     James F Carr-Hilton, Ltd.
[CARR-HILTON LABONTE     Alvin F Dale, Ltd.        Peter J Donaldson, Inc.    R.J. LaBonte, Ltd.
-------------------      Robert J Matheson, Inc.   Fraser G Ross, Ltd.
[CHARTERED ACCOUNTANTS LOGO]

To the Stockholders and Board of Directors of Mondial Ventures Inc.

We have audited the balance sheets of Mondial Ventures Inc. as at December 31, 2005 and 2004 and the statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements at December 31, 2003 and for the year then ended, and for the period May 29, 2002 (date of inception) to December 31, 2003 were audited by another auditor whose report dated February 25, 2004 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from May 29, 2002 (date of inception) to December 31, 2003 reflect a total net loss of $5,527 of the related cumulative totals. The other auditor's report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the report of such other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of another auditor, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from May 29, 2002 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


DALE MATHESON CARR-HILTON LABONTE
CHARTERED ACCOUNTANTS

Vancouver, Canada
May 7, 2006

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS



                                                                                December 31, 2005    December 31, 2004
                                                                                             ----                 ----
                                                       ASSETS
                                                       ------
Current
   Cash                                                                         $            547    $            967
                                                                                   =============      ==============


                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                      ----------------------------------------
Current

   Accounts payable and accrued liabilities                                     $          7,442   $          12,735
   Due to related party - Note 4                                                          20,201                   -
                                                                                   -------------      --------------
                                                                                          27,643              12,735

Stockholders' Deficiency
  Common stock (Note 5)
   75,000,000 shares authorized, $0.001 par value
      9,800,000 shares issued and outstanding                                              9,800               9,800
Additional paid-in capital                                                                19,800              19,800
Deficit accumulated during the exploration stage                                  (       56,696)    (        41,368)
                                                                                    ------------      --------------
                                                                                  (       27,096)   (         11,768)
                                                                                    ------------      --------------
                                                                                $            547   $             967
                                                                                    ============      ==============


    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                         May 29, 2002
                                                                                                        (Inception) to
                                                            December 31,          December 31,           December 31,
                                                                2005                  2004                   2005
                                                                ----                  ----                   ----
Expenses
   Professional fees                                     $        12,748     $        19,330        $       37,578
   Office and general                                              2,580               4,511                 7,118
   Mineral property acquisition cost (Note 3)                          -              12,000                12,000
                                                             -----------        ------------          ------------
Net loss for the year                                    $        15,328     $        35,841        $       56,696
                                                             ===========        ============          ============


Basic and diluted net loss per share                     $          0.01     $         0.01
                                                             ===========        ===========
Weighted average number of shares outstanding                  9,800,000          9,800,000
                                                             ===========        ===========








    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                May 29, 2002
                                                                                                               (Inception) to
                                                                     December 31,         December 31,          December 31,
                                                                         2005                 2004                  2005
                                                                         ----                 ----                  ----
Cash Flows From Operating Activities
   Net loss                                                       $    (     15,328)   $  (       35,841)    $  (       56,696)
   Adjustment to reconcile net loss to net cash from
   operating activities
     Increase (decrease) in accounts payable and accrued                     (5,293)               7,235                 7,442
     liabilities
                                                                       -------------        ------------           ------------
Net cash flows used in operating activities                            (     20,621)      (       28,606)       (       49,254)
                                                                       -------------        ------------           ------------
Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                     -                    -                29,600
   Due to related party                                                      20,201                    -                20,201
                                                                       -------------        -------------          ------------
Net cash from financing activities                                           20,201                    -                49,801
                                                                       -------------        -------------          ------------
Increase (decrease) in cash during year                                (        420)      (       28,606)                  547

Cash, beginning of year                                                         967               29,573                     -
                                                                       -------------        -------------          ------------
Cash, end of year                                                 $             547    $             967     $             547
                                                                       =============        =============          ============

Cash paid during the year for:
   Interest                                                       $               -    $               -     $               -
   Income taxes                                                                   -                    -                     -
                                                                       =============        =============          ============




    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        FOR THE PERIOD FROM MAY 29, 2002 (INCEPTION) TO DECEMBER 31, 2005

                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional      During the
                                             Common Stock               Paid-in        Exploration
                                    --------------------------------
                                        Shares          Amount          Capital           Stage           Total
Balance, May 29, 2002
(Inception) and December 31,
2002                                             -  $            -  $            -   $            -  $            -
Issuance of common stock
for cash at $0.001 per share,
December 2003                            9,600,000           9,600               -                -           9,600
Issuance of common stock
for cash at $0.10 per share,
December 2003                              200,000             200          19,800                -          20,000
Net loss                                         -               -               -       (    5,527)    (     5,527)
                                         ---------       ---------       ---------        ---------       ----------
Balance, December 31, 2003               9,800,000           9,800          19,800       (    5,527)         24,073

Net loss                                         -               -               -       (   35,841)    (    35,841)
                                         ---------       ---------       ---------        ---------       ----------
Balance, December 31, 2004               9,800,000           9,800          19,800       (   41,368)   (     11,768)

Net loss                                         -               -               -       (   15,328)    (    15,328)
                                         ---------       ---------       ---------        ----------      ----------
Balance, December 31, 2005               9,800,000  $        9,800  $       19,800   $   (   56,696) $ (     27,096)
                                         =========       =========       =========        ==========      ==========




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

              Going Concern
              The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. The Company has a deficit accumulated to December 31, 2005 in the amount of $56,696. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 9,800,000 shares of capital stock for proceeds of $29,600. Management plans to raise additional funds through issuance of additional capital stock.

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

              Comprehensive Income
              ---------------------

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

Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              Recent Accounting Pronouncements - (continued)
              --------------------------------

              In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

              In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

Note 3        Mineral Property
              ----------------

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

Note 4        Related Party Transactions
              --------------------------

              At December 31, 2005, the Company was indebted in the amount of $20,201 (2004 - $nil) to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

              All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5        Common Stock
              ------------

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

Note 6        Income Taxes
              ------------

              A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                                                                         2005              2004
                                                                                         ----              ----
             Net loss                                                              $     (15,328)    $     (35,841)
                                                                                     ============       ===========

             Expected income tax recovery                                          $       5,365     $      12,544
             Unrecognized current benefit of operating losses                             (5,365)          (12,544)
                                                                                     ------------       -----------
             Total income taxes                                                    $            -    $            -
                                                                                     ============       ===========

              The significant components of the Company's deferred income tax assets are as follows:

                                                                                 2005               2004
                                                                                 ----               ----
             Deferred income tax assets
                Operating loss carryforwards                               $       5,365      $      12,544
                                                                                ---------          --------
                                                                                   5,365             12,544
             Valuation allowance                                                  (5,365)           (12,544)
                                                                                ---------          --------
             Net deferred income tax asset                                              -                  -
                                                                                =========          =========

              The Company has available for deduction, against deferred taxable income operating losses of approximately $56,600. These losses, if not utilized, will expire commencing in 2025. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

Note 7        Financial Instruments
              ---------------------

              The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Note 8        Segment Information
              -------------------

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

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age
-----------------------         -----
Scott Taylor                     26
Joe Alvaro                       58

Executive Officers:

Name of Officer                  Age                 Office
---------------------           -----           -------
Scott Taylor                     26             President, Chief
                                                Executive Officer,
                                                promoter and a Director

Joe Alvaro                       58             Secretary, Treasurer,
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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2005 and 2004.

                          Annual Compensation                         Long Term Compensation
                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
-----          -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Scott Taylor   President/ 2005     $0       0               0             0                0          0             0
               Chief      2004     $0       0               0             0                0          0             0
               Executive  2003     $0       0               0             0                0          0             0
               Officer

Joe Alvaro     Secretary/ 2005     $0       0               0             0                0          0             0
               Treasurer  2004     $0       0               0             0                0          0             0
                          2003     $0       0               0             0                0          0             0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Scott Taylor                               Nil                   Nil                         Nil
(President, Chief Executive Officer
and Director)

Joe Alvaro                                 Nil                   Nil                         Nil
(Secretary, Treasurer, and Director)

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our  principal  accountants,   Dale  Matheson  Carr-Hilton  LaBonte,   Chartered
Accountants, and our former billed the following fees for the services indicated:

                                           Fiscal year-ended
                         December 31, 2005                     December 31, 2004

Audit fees                         $o                                   $5,000
Audit-related fees                     Nil                                 Nil
Tax fees                               Nil                                 Nil
All other fees                         Nil                                 Nil

--------------------------------------------------------------------------------

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

Dated: June 21, 2006
                                           MONDIAL VENTURES, INC.

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