Form 10QSB
period 2006-03-31
MONDIAL VENTURES INC
filed 2006-06-21
CIK 1284452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2006

[    ]   Transition Report pursuant to 13 or 15(d)  of the  Securities  Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number    000-51033
                                            ---------



                             MONDIAL VENTURES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       Pending
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

8416 Angus Drive
Vancouver, British Columbia,
Canada                                                          V6P 1L3
----------------------------------------              --------------------------
(Address of principal executive offices)                  (Postal or Zip Code)


Issuer's telephone number, including area code:          778-895-2062
                                               -----------------------------


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

                                 March 31, 2006

                                   (Unaudited)












BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                 March 31, 2006    December 31, 2005
                                                                                 --------------    ----------------
                                                                                   (Unaudited)         (Audited)
                                     ASSETS
                                     ------
Current
   Cash                                                                         $          6,009   $            547
                                                                                ================   ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current

   Accounts payable and accrued liabilities                                     $          8,950   $          7,442
   Due to related party - Note 4                                                          27,701             20,201
                                                                                ----------------   ----------------
                                                                                          36,651             27,643
                                                                                ----------------   ----------------
Stockholders' Deficiency
  Common stock (Note 5)
   75,000,000 shares authorized, $0.001 par value
      9,800,000 shares issued and outstanding                                              9,800              9,800
Additional paid-in capital                                                                19,800             19,800
Deficit accumulated during the exploration stage                                  (       60,242)    (       56,696)
                                                                                -----------------  -----------------
                                                                                  (       30,642)    (       27,096)
                                                                                -----------------  -----------------
                                                                                $          6,009   $            547
                                                                                =================  =================

   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                         May 29, 2002
                                                                                                     (Inception) to March
                                                              March 31,             March 31,                 31,
                                                                2006                  2005                   2006
                                                                ----                  ----                   ----
Expenses
   Professional fees                                     $           2,500     $           2,428     $          40,078
   Office and general                                                  546                   176                 7,664
   Mineral property acquisition cost (Note 3)                            -                     -                12,000
   Transfer agent                                                      500                     -                   500
                                                         -----------------     ------------------    ------------------
Net loss for the year                                    $           3,546     $           2,604     $          60,242
                                                         =================     ==================    ==================


Basic and diluted net loss per share                     $           0.01      $           0.01
                                                         =================     =================
Weighted average number of shares outstanding                   9,800,000             9,800,000
                                                         =================     =================


   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                May 29, 2002
                                                                                                               (Inception) to
                                                                      March 31,             March 31,            March 31,
                                                                         2006                 2005                  2006
                                                                         ----                 ----                  ----
Cash Flows From Operating Activities
   Net loss                                                       $  (        3,546)   $  (        2,604)    $  (       60,242)
   Adjustment to reconcile net loss to net cash from
   operating activities
     Increase (decrease) in accounts payable and accrued                      1,508                2,519                 8,950
     liabilities
                                                                  ------------------   ------------------    ------------------
Net cash flows used in operating activities                          (        2,038)      (           85)       (       51,292)
                                                                  ------------------   ------------------    ------------------
Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                     -                    -                29,600
   Due to related party                                                       7,500                    -                27,701
                                                                  ------------------   ------------------    ------------------
Net cash from financing activities                                            7,500                    -                57,301
                                                                  ------------------   ------------------    ------------------
Increase (decrease) in cash during year                              (        5,462)      (           85)               6,009

Cash, beginning of period                                                       547                  967                     -
                                                                  -----------------    ------------------    ------------------
Cash, end of period                                               $           6,009    $             882     $           6,009
                                                                  =================    ==================    ==================

Cash paid during the period for:
   Interest                                                       $               -    $               -     $               -
   Income taxes                                                                   -                    -                     -
                                                                  =================    ==================    ==================

   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FOR THE PERIOD FROM MAY 29, 2002 (INCEPTION) TO MARCH 31, 2006
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional      During the
                                             Common Stock               Paid-in        Exploration
                                    --------------------------------
                                        Shares          Amount          Capital           Stage           Total
                                        ------          ------          -------           -----           -----
Balance, May 29, 2002
(Inception) and December 31,
2002                                             -  $            -  $            -   $            -  $            -
Issuance of common stock
for cash at $0.001 per share,
December 2003                            9,600,000           9,600               -                -           9,600
Issuance of common stock
for cash at $0.10 per share,
December 2003                              200,000             200          19,800                -          20,000
Net loss                                         -               -               -       (    5,527)    (     5,527)
                                    --------------- --------------- --------------- ---------------- ---------------
Balance, December 31, 2003               9,800,000           9,800          19,800       (    5,527)         24,073

Net loss                                         -               -               -       (   35,841)    (    35,841)
                                    --------------- --------------- --------------- ---------------- ---------------
Balance, December 31, 2004               9,800,000           9,800          19,800       (   41,368)    (    11,768)

Net loss                                         -               -               -       (   15,328)    (    15,328)
                                    --------------- --------------- --------------- ---------------- ---------------
Balance, December 31, 2005               9,800,000           9,800          19,800       (   56,696)    (    27,096)

Net loss                                         -               -               -       (    3,546)    (     3,546)
                                    --------------- --------------- --------------- ---------------- ---------------
Balance, March 31, 2006                  9,800,000  $        9,800  $       19,800   $   (   60,242) $  (    30,642)
                                    =============== =============== =============== ================ ===============

   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

              Going Concern

              The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. The Company has a deficit accumulated to March 31, 2006 in the amount of $60,242. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 9,800,000 shares of capital stock for proceeds of $29,600. Management plans to raise additional funds through issuance of additional capital stock.

              The Company filed an SB2 Registration Statement, which enables the resale of 3,800,000 shares.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended December 31, 2005. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

Note 2         Summary of Significant Accounting Policies - (continued)
               ------------------------------------------

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

              Recent Accounting Pronouncements
              --------------------------------
              In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

              Recent Accounting Pronouncements - (Cont'd)
              --------------------------------

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


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

Note 4        Related Party Transactions
              --------------------------
              At March 31, 2006, the Company was indebted in the amount of $27,701 (December 31, 2005 - $20,201) to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


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

Results Of Operations For Period Ending March 31, 2006

We did not earn any revenues during the three-month period ending March 31, 2006. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property.

We incurred operating expenses in the amount of $3,546 for the three-month period ended March 31, 2006, consisting of professional fees of $2,500, office and general costs of $546 and transfer agent fees of $500.

Our net loss increased slightly in the three-month period ended March 31, 2006, as compared to the same period in 2005 ($3,546 as compared to $2,604). This increase was primarily due to transfer agent fees (from NIL in 2005 to $500 in 2006) and an increase in office and general costs (from $176 in 2005 to $546 in
2006).

At March 31, 2006, we had cash on hand of $6,009 and liabilities of $36,651consisting of accounts payable and accrued liabilities of $8,950 and $27,701 due to our president, Scott Taylor for loans he advanced to us.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3  Controls and Procedures
-------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2006. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

PART II- OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

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

During the nine-month period ended March 31, 2006, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 21, 2006

Mondial Ventures, Inc.

/s/ Scott Taylor
------------------------------
Scott Taylor, President