Form 10QSB
period 2006-06-30
MONDIAL VENTURES INC
filed 2006-08-14
CIK 1284452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2006.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   000-51033
                                           ---------



                             MONDIAL VENTURES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                        Pending
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

8416 Angus Drive
Vancouver, British Columbia, Canada                        V6P 1L3
---------------------------------------       ---------------------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's telephone number, including area code:                 778-895-2062
                                                          ---------------------


                                      None
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of August 11, 2006.

                             MONDIAL VENTURES, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

                                   (Unaudited)












BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS



                                                                                    June 30,       December 31,
                                                                                      2006             2005
                                                                                      ----             ----
                                                                                   (Unaudited)         (Audited)
                                                        ASSETS
                                                        ------
Current
   Cash                                                                         $            461   $            547
                                                                                 ===============      =============


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                                        -------------------------------------
Current
   Accounts payable and accrued liabilities                                     $          8,633   $          7,442
   Due to related party - Note 4                                                          27,701             20,201
                                                                                  --------------      -------------
                                                                                          36,334             27,643
                                                                                  --------------      -------------
Stockholders' Deficiency
  Common stock (Note 5)
   75,000,000 shares authorized, $0.001 par value
      9,800,000 shares issued and outstanding
      (December 2005-9,800,000)                                                            9,800              9,800
Additional paid-in capital                                                                19,800             19,800
Deficit accumulated during the exploration stage                                  (       65,473)    (       56,696)
                                                                                  --------------      --------------
                                                                                  (       35,873)    (       27,096)
                                                                                  --------------      --------------
                                                                                $            461   $            547
                                                                                  ==============      ==============









     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            May 29, 2002
                                            Three           Three             Six              Six         (Inception) to
                                        Months ended    Months ended     Months ended     Months ended       June 30,
                                           June 30,        June 30,         June 30,        June 30,
                                             2006            2005             2006             2005             2006
                                             ----            ----             ----             ----            ----
Expenses
   Professional fees                   $      3,763  $       2,428  $         6,263  $         4,856   $      43,841
   Office and general                         1,468             82            2,014              258           9,132
   Mineral property acquisition cost
       (Note 3)                                   -              -               -                 -          12,000
   Transfer agent                                 -              -              500                -             500
                                        -----------    -----------     ------------     ------------     ------------
Net loss                               $     (5,231) $      (2,510) $        (8,777) $        (5,114)  $     (65,473)
                                        ===========    ===========     ============     ============     ============


Basic and diluted net loss per share   $     (0.01)  $       (0.01) $        (0.01)  $         (0.01)
                                        ===========    ===========     ============     =============
Weighted average number of shares
outstanding                               9,800,000       9,800,000       9,800,000        9,800,000
                                        ===========    ============    ============     =============














     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six                   Six              May 29, 2002
                                                                     Months ended         Months ended      (Inception) to June
                                                                       June 30,             June 30,                30,
                                                                         2006                 2005                  2006
                                                                         ----                 ----                  ----
Cash Flows From Operating Activities
   Net loss                                                       $  (        8,777)   $  (        5,114)    $  (       65,473)
   Adjustment to reconcile net loss to net cash from
   operating activities
     Increase (decrease) in accounts payable and accrued                      1,191       (        2,780)                8,633
     liabilities
                                                                      -------------        --------------        --------------
Net cash used in operating activities                                (        7,586)      (        7,894)       (       56,840)
                                                                      -------------        --------------        --------------
Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                     -                    -                29,600
   Due to related party                                                       7,500                7,727                27,701
                                                                      -------------         -------------         -------------
Net cash from financing activities                                            7,500                7,727                57,301
                                                                      -------------         -------------         -------------
Increase (decrease) in cash during period                            (           86)      (          167)                  461

Cash, beginning of period                                                       547                  967                     -
                                                                      -------------         -------------         -------------
Cash, end of period                                               $             461    $             800     $             461
                                                                      =============         =============         =============

Cash paid during the period for:
   Interest                                                       $               -    $               -     $               -
   Income taxes                                                                   -                    -                     -
                                                                      =============         =============         =============










     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

              Going Concern

              The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. The Company has a deficit accumulated to June 30, 2006 in the amount of $65,473. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 9,800,000 shares of capital stock for proceeds of $29,600 and loans from directors in the amount of $27,701. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended December 31, 2005. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

Note 2         Summary of Significant Accounting Policies - (continued)
               ------------------------------------------

              Mineral Properties and Exploration Costs
              -----------------------------------------

              Mineral property acquisition, exploration and development costs were expensed as incurred until April 1, 2004 and effective April 1, 2004, in accordance with Emerging Issues Task Force 04-02, mineral property acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

              Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties.

              The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2006, any potential costs relating to the retirement of the Company's mineral property interests has not yet been determined.

              Impairment of Long-lived Assets
              -------------------------------

              Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", . Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

Note 2         Summary of Significant Accounting Policies - (continued)
               ------------------------------------------

              Income Taxes
              ------------

              The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.

              Net Loss per Share
              ------------------

              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflect the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------

              The Company has not adopted a stock option plan and has not granted stock options. Accordingly, no stock-based compensation has been recorded to date.

              Financial Instruments
              ---------------------

              The Company's financial instruments consist of cash and accounts payable and accrued liabilities and amounts due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note 2         Summary of Significant Accounting Policies - (continued)
               ------------------------------------------

              Recent Accounting Pronouncements
              --------------------------------

              In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Note 3        Mineral Property
              ----------------

              Mineral Claims, Port Alice
              --------------------------
              Pursuant to a mineral property purchase agreement dated December 22, 2003, the Company acquired a 100% undivided right, title and interest in and to four mineral claims located in Port Alice, British Columbia, Canada for $6,000, paid by the Company upon closing of this agreement on January 5, 2004. An additional $6,000 was paid for mineral property consulting services. The property is subject to a 2% net smelter returns royalty payable to the vendor.

              As the claims do not contain any known reserves, the acquisition costs were expensed during the quarter ended March 31, 2004.

Note 4        Related Party Transactions
              --------------------------

              At June 30, 2006, the Company was indebted in the amount of $27,701 (December 31, 2005 - $20,201) to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

              All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.


Note 5        Common Stock
              ------------

              During December 2003, the Company issued 9,600,000 shares of common stock at a price of $0.001 per share for total proceeds of $9,600 and issued 200,000 shares of common stock at a price of $0.10 per share for total proceeds of $20,000.

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

Results Of Operations For Period Ending June 30, 2006

We did not earn any revenues during the six-month period ending June 30, 2006. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property.

We incurred operating expenses in the amount of $8,777 for the six-month period ended June 30, 2006, consisting of professional fees of $6,263, office and general costs of $2,014 and transfer agent fees of $500.

Our net loss increased slightly in the six-month period ended June 30, 2006, as compared to the same period in fiscal 2005 ($8,777 as compared to $5,114). This increase was primarily due to increase in professional fees (from $4,856 in 2005 to $6,263 in 2006) and an increase in office and general costs (from $258 in 2005 to $2,014 in 2006).

At June 30, 2006, we had cash on hand of $461 and liabilities of $36,334 consisting of accounts payable and accrued liabilities of $8,633 and $27,701 due to our president, Scott Taylor for loans he advanced to us.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3  Controls and Procedures
-------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2006. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

During the six-month period ended June 30, 2006, we did not file any current reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 11, 2006

Mondial Ventures, Inc.

/s/ Scott Taylor
-----------------------
Scott Taylor, President