Form 10QSB
period 2006-09-30
MONDIAL VENTURES INC
filed 2006-11-13
CIK 1284452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended September 30, 2006.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period                    to
                                  ------------------    -----------------------

                  Commission File Number   000-51033
                                           ---------


                             MONDIAL VENTURES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                      Pending
--------------------------------           -------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

8416 Angus Drive
Vancouver, British Columbia, Canada                                V6P 1L3
-----------------------------------------                  ---------------------
(Address of principal executive offices)                    (Postal or Zip Code)


Issuer's  telephone number, including area code:      778-238-1650
                                                --------------------


                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as  defined in
Rule 12b-2 of the  Exchange  Act).  Yes [ X ]    No  [    ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of November o, 2006.

                             MONDIAL VENTURES, INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2006

                                   (Unaudited)












BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                  September 30,     December 31,
                                                                                       2006             2005
                                                                                       ----             ----
                                                                                   (Unaudited)
                                           ASSETS
Current
   Cash                                                                         $            283   $            547
                                                                                ================   =================


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
   Accounts payable and accrued liabilities                                     $          5,800   $          7,442
   Due to related party - Note 4                                                          35,609             20,201
                                                                                ----------------   -----------------
                                                                                          41,409             27,643
                                                                                ----------------   -----------------
Stockholders' Deficiency
  Common stock (Note 5)
   75,000,000 shares authorized, $0.001 par value
      9,800,000 shares issued and outstanding
      (December 2005-9,800,000)                                                            9,800              9,800
Additional paid-in capital                                                                19,800             19,800
Deficit accumulated during the exploration stage                                  (       70,726)    (       56,696)
                                                                                ----------------   -----------------
                                                                                  (       41,126)    (       27,096)
                                                                                ----------------   -----------------
                                                                                $            283   $            547
                                                                                ================   =================

     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three         Three          Nine            Nine         May 29, 2002
                                                Months ended  Months ended   Months ended     Months ended   (Inception) to
                                               September 30,  September 30,  September 30,   September 30,    September 30,
                                                    2006          2005          2006             2005             2006
                                                    ----          ----          ----             ----             ----
Expenses
   Office and general                            $     339    $      157     $   2,353       $     415         $  9,471
   Professional fees                                 4,914             -        11,177           4,856           48,755
   Mineral property acquisition cost (Note 3)            -             -             -               -           12,000
   Transfer agent                                        -             -           500               -              500
                                                 ----------   -----------    ----------      ----------        ---------
Net loss                                         $  (5,253)   $     (157)    $ (14,030)      $  (5,271)        $(70,726)
                                                 ==========   ===========    ==========      ==========        =========


Basic and diluted net loss per common share      $   (0.01)   $    (0.01)    $   (0.01)      $   (0.01)
                                                 ==========   ===========    ==========      ==========
Weighted average number of common shares
   outstanding                                   9,800,000     9,800,000     9,800,000       9,800,000
                                                 ==========   ===========    ==========      ==========



     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine                 Nine              May 29, 2002
                                                                     Months ended         Months ended         (Inception) to
                                                                    September 30,         September 30,        September 30,
                                                                         2006                 2005                  2006
                                                                         ----                 ----                  ----
Cash Flows From Operating Activities
   Net loss                                                       $  (    14,030)   $    (      5,271)    $  (       70,726)
   Adjustment to reconcile net loss to net cash from operating activities
     Increase in prepaid expenses                                              -         (      5,000)                    -
     Increase (decrease) in accounts payable and accrued
       liabilities                                                   (     1,642)        (      2,780)                5,800
                                                                  --------------    -----------------     ------------------
Net cash used in operating activities                                (    15,672)        (     13,051)       (       64,926)
                                                                  --------------    -----------------     ------------------
Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                  -                    -                29,600
   Due to related party                                                   15,408               12,727                35,609
                                                                  --------------    -----------------     ------------------
Net cash provided by financing activities                                 15,408               12,727                65,209
                                                                  --------------    -----------------     ------------------
Increase (decrease) in cash                                          (       264)        (        324)                  283

Cash, beginning                                                              547                  967                     -
                                                                  --------------    -----------------     ------------------
Cash, ending                                                      $          283    $             643     $             283
                                                                  ==============    =================     ==================


Supplemental Cash Flow Information Cash paid during the period for:
   Interest                                                       $            -    $               -     $               -
                                                                  --------------    -----------------     -----------------
   Income taxes                                                   $            -    $               -     $               -
                                                                  --------------    -----------------     -----------------


     The accompanying notes are an integral part of these interim financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

              Going Concern
              The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. The Company has a deficit accumulated to September 30, 2006 in the amount of $70,726. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 9,800,000 shares of capital stock for proceeds of $29,600 and loans from directors in the amount of $35,609. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended December 31, 2005. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


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

              Mineral Properties and Exploration Costs
              -----------------------------------------
              Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              Mineral Properties and Exploration Costs (continued)
              ----------------------------------------
              The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2006, any potential costs relating to the retirement of the Company's mineral property interests has not yet been determined.

              Impairment of Long-lived Assets
              -------------------------------
              Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflect the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              Recent Accounting Pronouncements (continued)
              --------------------------------

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

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 2         Summary of Significant Accounting Policies - (continued)
               ------------------------------------------

              Recent Accounting Pronouncements (continued)
              --------------------------------

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.


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


Note 4        Related Party Transactions
              --------------------------
              At September 30, 2006, the Company was indebted in the amount of $35,609 (December 31, 2005 - $20,201) to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

              All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


Note 5        Capital Stock

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

Results Of Operations For Period Ending September 30, 2006

We did not earn any revenues during the nine-month period ending September 30, 2006. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property.

We incurred operating expenses in the amount of $14,030 for the nine-month period ended September 30, 2006, consisting of professional fees of $11,177, office and general costs of $2,353 and transfer agent fees of $500.

Our net loss increased significantly in the nine-month period ended September 30, 2006, as compared to the same period in fiscal 2005 ($14,030 as compared to $5,271). This increase was primarily due to increase in professional fees (from $4,856 in 2005 to $11,177 in 2006) and an increase in office and general costs (from $415 in 2005 to $2,353 in 2006).

At September 30, 2006, we had cash on hand of $283 and liabilities of $41,409 consisting of accounts payable and accrued liabilities of $5,800 and $35,609 due to our president, Scott Taylor for loans he advanced to us.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3  Controls and Procedures
-------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2006. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

During the nine-month period ended September 30, 2006, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 9, 2006

Mondial Ventures, Inc.

/s/ Scott Taylor
------------------------------
Scott Taylor, President