Form 10KSB
period 2006-12-31
MONDIAL VENTURES INC
filed 2007-04-02
CIK 1284452

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

                   For the fiscal year ended December 31, 2006
                                             -----------------

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934

     For the transition period from _________________ to __________________

                        Commission file number: 000-51033


                             MONDIAL VENTURES, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)



            Nevada                                     Applied For
------------------------------             ------------------------------------
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

             Yes      X                               No
                -----------                              ---------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

             Yes                                      No        X
                -----------                              ----------------

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

                          $380,000 as at March 31, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                9,800,000 shares of common stock at March 31, 2007

TABLE OF CONTENTS

                                                                           Page

ITEM   1:  DESCRIPTION OF BUSINESS............................................4
ITEM   2:  DESCRIPTION OF PROPERTY...........................................11
ITEM   3:  LEGAL PROCEEDINGS.................................................11
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11
ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........12
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........12
ITEM   7:  FINANCIAL STATEMENTS..............................................14
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES.........................................25
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......25
ITEM 10:  EXECUTIVE COMPENSATION.............................................27
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....27
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................28
ITEM 13:  EXHIBITS AND REPORTS...............................................28
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................... 29

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

To date, we have spent $12,000 on the acquisition and exploration of the Q29 property. In the next 12 months, we anticipate spending an additional $25,000 to complete the exploration work recommended under the section below entitled "Geological Report: Q29 Group Property".

Title to the Q29 Property

The Q29 property consists of four mineral claims. These claims will only be valid as long as we spend a minimum of $880 in exploration work on each claim per year. If we spend more than $880 on exploration in one calendar year, an excess amount may be carried forward to subsequent years. Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The independent accountant's report to our audited financial statements for the period ended December 31, 2006, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol MNVN on December 4, 2006. However, no trades have occurred through the facilities of the OTC Bulletin Board to date.

We have 31 shareholders of record as at the date of this annual report.

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

We have retained Laurence Stephenson, a professional geologist, to undertake the proposed exploration on the Q29 property. If results of this initial exploration program indicate that the Q29 property may contain an economic mineral deposit, we will proceed with a trenching program in spring 2007. We expect the trenching program will cost approximately $15,000 and take approximately 60 days to complete. We do not have any arrangement with a qualified geologist to oversee the trenching program. However, subject to availability, we intend to retain Mr. Edward McCrossan.

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

Results of Operations For the Year Ended December 31, 2006

We did not earn any revenues during the year ending December 31, 2006. At December 31, 2006, we had an accumulated deficit of $78,934 and a working capital deficiency of $49,334.

In 2006, our operating expenses in consisted of $18,562 in professional fees and $3,676 in office and general costs.

As at December 31, 2006, we had $3,960 in cash and liabilities totalling $53,294 consisting of accounts payable and accrued liabilities of $13,685 and $39,609 due to our president, Scott Taylor, for loans to us.

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

                                December 31, 2006








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

To the Stockholders and Board of Directors of Mondial Ventures Inc.

We have audited the accompanying balance sheets of Mondial Ventures Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005 and the period from May 29, 2002 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Mondial Ventures Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from May 29, 2002 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /S/ Dale Matheson Carr-Hilton Labonte LLP
                                                          CHARTERED ACCOUNTANTS
Vancouver, Canada
March 10, 2007

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                                December 31,   December 31,
                                                                                   2006            2005
                                                                                   ----            ----

                                                     ASSETS
                                                     ------
Current
   Cash                                                                         $          3,960   $            547
                                                                                ================      =============


                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                      ----------------------------------------
Current

   Accounts payable and accrued liabilities                                     $         13,685   $          7,442
   Due to related party - Note 4                                                          39,609             20,201
                                                                                ----------------      -------------
                                                                                          53,294             27,643
                                                                                ----------------      -------------
Stockholders' Deficiency
  Common stock (Note 5)
   75,000,000 shares authorized, $0.001 par value
      9,800,000 common shares (2005 - 9,800,000)                                           9,800              9,800
Additional paid-in capital                                                                19,800             19,800
Deficit accumulated during the exploration stage                                  (       78,934)    (       56,696)
                                                                                ----------------      -------------
                                                                                  (        49,334)   (        27,096)
                                                                                ----------------      -------------
                                                                                $          3,960   $            547
                                                                                ================      =============










    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                         May 29, 2002
                                                                                   Year ended           (Inception) to
                                                            December 31,          December 31,           December 31,
                                                                2006                  2005                   2006
                                                                ----                  ----                   ----
Expenses
   Mineral property acquisition cost (Note 3)            $            -        $            -        $          12,000
   Office and general                                                3,676                 2,580                10,794
   Professional fees                                                18,562                 12748                56,140
                                                            -------------          -------------         -------------
Net loss for the year                                    $          22,238     $          15,328     $          78,934
                                                            ==============         =============         =============


Basic and diluted net loss per share                     $           0.00      $           0.00
                                                            =============          =============
Weighted average number of shares outstanding                    9,800,000             9,800,000
                                                            ==============         =============













    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                May 29, 2002
                                                                                                               (Inception) to
                                                                     December 31,         December 31,          December 31,
                                                                         2006                 2005                  2006
                                                                         ----                 ----                  ----
Cash Flows From Operating Activities
   Net loss                                                       $  (       22,238)   $  (       15,328)    $  (       78,934)
   Change in non cash working capital item
     Accounts payable and accrued                                             6,234               (5,293)               13,685
     liabilities
                                                                       ------------          -----------           ------------
Net cash flows used in operating activities                          (       15,995)      (       20,621)       (       65,249)
                                                                       ------------          -----------           ------------
Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                     -                    -                29,600
   Due to related party                                                      19,408               20,201                39,609
                                                                       ------------          -----------           ------------
Net cash provided by financing activities                                    20,201               20,201                69,209
                                                                       ------------          -----------           ------------
Increase (decrease) in cash during year                                       3,413         (        420)                3,960

Cash, beginning                                                                 547                  967                     -
                                                                       ------------          -----------           ------------
Cash, ending                                                      $           3,960    $             547     $           3,960
                                                                       ============          ===========           ============

Cash paid during the year for:
   Interest                                                       $               -   $                -    $                -
   Income taxes                                                                   -                    -                     -
                                                                       ============          ===========           ============








    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        FOR THE PERIOD FROM MAY 29, 2002 (INCEPTION) TO DECEMBER 31, 2006


                                                                                         Deficit
                                                                                       Accumulated
                                                                       Additional      During the
                                             Common Stock               Paid-in        Exploration
                                    --------------------------------
                                        Shares          Amount          Capital           Stage           Total
Balance, May 29, 2002
(Inception) and December 31, 2002               -  $            -  $            -   $            -  $            -
Issuance of common stock
for cash at $0.001 per share,
December 2003                            9,600,000           9,600               -                -           9,600
Issuance of common stock
for cash at $0.10 per share,
December 2003                              200,000             200          19,800                -          20,000
Net loss                                         -               -               -       (    5,527)    (     5,527)
                                       -----------      ----------      ----------        ----------      ----------
Balance, December 31, 2003               9,800,000           9,800          19,800       (    5,527)         24,073

Net loss                                         -               -               -       (   35,841)    (    35,841)
                                       -----------      ----------      ----------        ----------      ----------
Balance, December 31, 2004               9,800,000           9,800          19,800       (   41,368)   (     11,768)

Net loss                                         -               -               -       (   15,328)    (    15,328)
                                       -----------      ----------      ----------        ----------      ----------
Balance, December 31, 2005               9,800,000  $        9,800  $       19,800   $   (   56,696) $ (     27,096)

Net loss                                         -               -               -       (   22,238)    (    22,238)
                                       -----------      ----------     -----------        ----------      ----------
Balance, December 31, 2006               9,800,000  $        9,800  $       19,800   $   (   78,934) $ (     49,334)
                                       ===========      ==========     ===========        ==========      ==========





    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

              Going Concern
              The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At December 31, 2006, the Company had an accumulated deficit of $78,934 and a working capital deficiency of $49,334. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              Basis of Presentation
              ---------------------

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

              Mineral Property
              ----------------

              The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

              Financial instruments
              ---------------------

              The Company's financial instruments consist of cash, accounts payable and accrued liabilities and advances from related party. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of those instruments. In management's opinion, the Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments. The Company is not party to any derivative instruments.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              Income Taxes

              The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit.

              Net Loss per Share

              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the basic loss per share equals the dilutive loss per share.

              Stock-based Compensation

              The Company has not adopted a stock option plan and has not granted stock options. Accordingly, no stock-based compensation has been recorded to date

              Recent Accounting Pronouncements

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

Note 2        Summary of Significant Accounting Policies - (continued)
              ------------------------------------------

              Recent Accounting Pronouncements - (continued)
              --------------------------------

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company was December 31, 2006. The adoption of this statement had no effect on the Company's financial position or results of operations.


              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company was December 31, 2006. The adoption of this statement had no effect on the Company's financial position or results of operations.

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


Note 4        Related Party Transactions
              --------------------------
              At December 31, 2006, the Company was indebted in the amount of $39,609 (2005 - $20,201) to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

              All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5        Common Stock
              ------------
              The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2006.

Note 6        Income Taxes
              ------------
              A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                                                                 2006               2005
                                                                                 ----               ----
             Net loss                                                      $     (22,238)     $     (15,328)
                                                                              ===========       ============

             Expected income tax recovery                                  $      11,840      $       5,365
             Unrecognized current benefit of operating losses                    (11,840)            (5,365)
                                                                              -----------       ------------
             Total income taxes                                            $            -     $            -
                                                                              ===========       ============


              The Company has available for deduction, against deferred taxable income operating losses of approximately $79,000. These losses, if not utilized, will expire commencing in 2025. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age
-----------------------         -----
Scott Taylor                     27
Joe Alvaro                       59

Executive Officers:

Name of Officer                  Age                 Office
---------------------           -----           -------
Scott Taylor                     27             President, Chief
                                                Executive Officer,
                                                promoter and a Director

Joe Alvaro                       59             Secretary, Treasurer,
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

From October 2003 until December 2004, Mr. Taylor was employed as a venture capital consultant with Resourcex Capital, a private British Columbia business involved in organizing and acquiring gold, diamond and oil and gas projects in South America and Russia.

In January 2005 he jointly set up a trading company in Lugano which primarily focuses on locating specialized treated steel products from Russia for the North American Nuclear and Petroleum Industry. From May 2005 until present he has been employed as an executive at the Weir-Jones Group, which is an established engineering firm. The Weir-Jones group manufactures specialized equipment for the Marine, Oil & Gas, Mining, Civil Construction, and Defence Industries.
Specifically within the mining industry the company designs and re-mediates mines in several countries.

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

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2006, 2005 and 2004.

                          Annual Compensation                         Long Term Compensation

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
-----          -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Scott Taylor   President/ 2006       $0       0         0                 0                0          0             0
               Chief      2005       $0       0         0                 0                0          0             0
               Executive  2004       $0       0         0                 0                0          0             0
               Officer

Joe Alvaro     Secretary/T2006urer   $0       0         0                 0                0          0             0
                          2005       $0       0         0                 0                0          0             0
                          2004       $0       0         0                 0                0          0             0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

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

                                                Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
-------------------------------------------------------------------------------

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, and our former billed the following fees for the services indicated:

                                            Fiscal year-ended
                              December 31, 2006          December 31, 2005

Audit fees                        $12,000                      $5,000
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

Dated: March 31, 2007


MONDIAL VENTURES, INC.

/s/ Scott Taylor
---------------------------
Scott Taylor
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Joe Alvaro
---------------------------
Joe Alvaro
Secretary, Treasurer and Director (Principal Financial Officer
and Principal Accounting Officer)