Form 10QSB
period 2007-03-31
MONDIAL VENTURES INC
filed 2007-05-15
CIK 1284452

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
                                           ---------



                             MONDIAL VENTURES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                               Pending
--------------------------------      ----------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


8416 Angus Drive
Vancouver, British Columbia, Canada                         V6P 1L3
----------------------------------------             ---------------------
(Address of principal executive offices)             (Postal or Zip Code)


Issuer's telephone number, including area code:      778-895-2062
                                               -----------------------


                                      None
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of May 15, 2006.

                             MONDIAL VENTURES, INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2007

                                   (Unaudited)



BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

                              MONDIAL VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS



                                                                                 March 31, 2007    December 31, 2006
                                                                                 --------------    -----------------
                                                                                   (Unaudited)         (Audited)
                                  ASSETS
Current
   Cash                                                                         $          3,039   $          3,960
                                                                                ================   ================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
   Accounts payable and accrued liabilities                                     $         15,340   $         13,685
   Due to related party - Note 2                                                          45,609             39,609
                                                                                ----------------   ----------------
                                                                                          60,949             53,294
                                                                                ----------------   ----------------
Stockholders' Deficiency
  Common stock
   75,000,000 shares authorized, $0.001 par value
   9,800,000 common shares (December 31, 2006 - 9,800,000)                                 9,800              9,800
Additional paid-in capital                                                                19,800             19,800
Deficit accumulated during the exploration stage                                  (       87,510)    (       78,934)
                                                                                ----------------   ----------------
                                                                                  (       57,910)    (       49,334)
                                                                                ----------------   ----------------
                                                                                $          3,039   $          3,960
                                                                                ================   ================


    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three months          Three months           May 29, 2002
                                                                ended                 ended          (Inception) to March
                                                              March 31,             March 31,                 31,
                                                                2007                  2006                   2007
                                                                ----                  ----                   ----
Expenses
   Mineral property costs (Note 3)                       $            -        $            -        $          12,000
   Office and general                                                  184                 1,046                10,978
   Professional fees                                                 8,392                 2,500                64,532
                                                         -----------------     -----------------     -----------------
Net loss                                                 $           8,576     $           3,546     $          87,510
                                                         =================     =================     =================


Basic and diluted net loss per share                     $           0.01      $           0.01
                                                         ================      ================
Weighted  average number of shares  outstanding - basic
and diluted                                                     9,800,000             9,800,000
                                                         ================      ================


    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                     Three months         Three months          May 29, 2002
                                                                        ended                 ended            (Inception) to
                                                                      March 31,             March 31,            March 31,
                                                                         2007                 2006                  2007
                                                                         ----                 ----                  ----
Cash Flows From Operating Activities
   Net loss                                                       $  (        8,576)   $  (        3,546)    $  (       87,510)
   Change in non cash working capital item
     Accounts payable and accrued  liabilities                                1,655                1,508                15,340
                                                                  -----------------    -----------------     ------------------
Net cash flows used in operating activities                          (        6,921)      (        2,038)       (       72,170)
                                                                  -----------------    -----------------     ------------------
Cash Flows From Financing Activities
   Proceeds from the issuance of common stock                                     -                    -                29,600
   Due to related party                                                       6,000                7,500                45,609
                                                                  -----------------    -----------------     ------------------
Net cash provided by financing activities                                     6,000                7,500                75,209
                                                                  -----------------    -----------------     ------------------
Increase (decrease) in cash                                      (              921)     (         5,462)                3,039

Cash, beginning                                                               3,960                  547                     -
                                                                  -----------------    -----------------     ------------------
Cash, ending                                                      $           3,039    $           6,009     $           3,039
                                                                  =================    =================     ==================

Cash paid during the period for:
   Interest                                                       $               -   $                -    $                -
   Income taxes                                                   $               -   $                -    $                -
                                                                  =================   ==================    ===================



    The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 1        Basis of Presentation

              Unaudited Interim Financial Statements
              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2006. The unaudited interim financial statements should be read in conjunction with those financial statements for the year ended December 31, 2006. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

              Going Concern
              The Company has not realized any revenues since inception. The Company has a deficit accumulated to March 31, 2007 in the amount of $87,510 and has a working capital deficiency of $57,910. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its initial operations through the issuance of 9,800,000 shares of capital stock for proceeds of $29,600. Management plans to raise additional funds through issuance of additional capital stock and further loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.


Note 2        Related Party Transactions

              At March 31, 2007, the Company was indebted in the amount of $45,609 (December 31, 2006 - $39,609) to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

              All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.


Note 3        Mineral Property

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

Results Of Operations For Period Ending March 31, 2007

We did not earn any revenues during the three-month period ending March 31, 2007. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property.

We incurred operating expenses in the amount of $8,576 for the three-month period ended March 31, 2007, consisting of professional fees of $8,392 and office and general costs of $184.

Our net loss increased significantly in the three-month period ended March 31, 2007, as compared to the same period in fiscal 2006 ($8,576 as compared to $3,546). This increase was due to increase in professional fees (from $2,500 in 2006 to $8,392 in 2006).

At March 31, 2007, we had cash on hand of $3,039 and liabilities of $60,949 consisting of accounts payable and accrued liabilities of $15,340 and $45,609 due to our president, Scott Taylor for loans he advanced to us.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3  Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2007. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes- Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes- Oxley Act of 2002

During the nine-month period ended March 31, 2007, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2007

Mondial Ventures, Inc.

/s/ Scott Taylor
------------------------------
Scott Taylor, President