Form 10QSB
period 2007-09-30
MONDIAL VENTURES INC
filed 2007-12-20
CIK 1284452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2007

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______ to ______

Commission File Number   000-51033

MONDIAL VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8416 Angus Drive
Vancouver, British Columbia, Canada	V6P 1L3
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:  (778) 238-1650

None

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  [   ]   No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of December 19, 2007.

Mondial Ventures, Inc.

(An Exploration Stage Company)

September 30, 2007

Mondial Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	September 30, 2007 $	December 31, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	379	3,960

Total Assets	379	3,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	14,820	13,685
Due to related party	50,609	39,609

Total Liabilities	65,429	53,294

Stockholders’ Equity (Deficit)

Common Stock, 75,000,000 shares authorized, $0.001 par value; 9,800,000 shares issued and outstanding (December 31, 2006 – 9,800,000 shares)	9,800	9,800

Additional Paid-in Capital	19,800	19,800

Deficit Accumulated During the Exploration Stage	(94,650)	(78,934)

Total Stockholders’ Deficit	(65,050)	(49,334)

Total Liabilities and Stockholders’ Deficit	379	3,960

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mondial Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Accumulated from May 29, 2002 (Date of Inception) to September 30, 2007 $	For the Three Months Ended September 30, 2007 $	For the Three Months Ended September 30, 2006 $	For the Nine Months Ended September 30, 2007 $	For the Nine Months Ended September 30, 2006 $

Expenses

Mineral property acquisition cost	12,000	–	–	–	–
Office and general	11,637	432	339	843	2,853
Professional fees	71,013	3,180	4,914	14,873	11,177

Total Expenses	94,650	3,612	5,253	15,716	14,030

Net Loss	(94,650)	(3,612)	(5,253)	(15,716)	(14,030)

Net Loss Per Share - Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		9,800,000	9,800,000	9,800,000	9,800,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mondial Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30, 2007 $	Nine months Ended September 30, 2006 $	May 29, 2002 (Inception) to September 30, 2007 $

Operating Activities

Net loss	(15,716)	(14,030)	(94,650)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,135	(1,642)	14,820

Net Cash Used in Operating Activities	(14,581)	(15,672)	(79,830)

Financing Activities

Proceeds from issuance of common stock	–	–	29,600
Due to related party	11,000	15,408	50,609

Net Cash Provided by Financing Activities	11,000	15,408	80,209

(Decrease) Increase in Cash	(3,581)	(264)	379

Cash - Beginning	3,960	547	–

Cash - Ending	379	283	379

Supplemental Disclosures
Interest paid	–	–	–
Income taxes	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Mondial Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Unaudited)

Note 1          Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Results Of Operations For Period Ending September 30, 2007

We did not earn any revenues during the nine-month period ending September 30, 2007.  We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property.

We incurred operating expenses in the amount of $15,716 for the nine-month period ended September 30, 2007, consisting of professional fees of $14,873 and office and general costs of $843.

Our net loss increased significantly in the nine-month period ended September 30, 2007, as compared to the same period in fiscal 2006 ($15,716 as compared to $14,030).  This increase was due to increase in professional fees (from $11,177 in 2006 to $14,873 in 2007).

At September 30, 2007, we had cash on hand of $379 and liabilities of $65,429 consisting of accounts payable and accrued liabilities of $14,820 and $50,609 due to our president, Scott Taylor for loans he advanced to us.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons, we believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3  Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2007.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART II - OTHER INFORMATION

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

During the nine-month period ended September 30, 2007, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 19, 2007

Mondial Ventures, Inc.

/s/ Scott Taylor

Scott Taylor, President