Form 10-K
period 2007-12-31
MONDIAL VENTURES INC
filed 2010-05-10
CIK 1284452

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ---------------------------

                                   FORM 10-K

                          ---------------------------

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended DECEMBER 31, 2007

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from _____ to _______

                       Commission file number: 000-51033
                       ---------------------------------

                             MONDIAL VENTURES, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

               Nevada                                     Applied For
   --------------------------------                   -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

         388 Richmond St. W. Suite 916                         M5V 3P1
            Toronto Ontario, Canada
   ---------------------------------------                ------------------
   (Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number: (416) 928-3095

      Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


       Large accelerated filer                    Accelerated filer

       Non-accelerated (Do not check if a smaller Smaller reporting company [X] reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes No [X]

The Company's stock is traded on the Pink Sheets. As of February 21, 2010, there were 3,800,000 shares of stock held by non-affiliates. As of February 21, 2010, 9,800,000 shares of the common stock of the registrant were outstanding.

           Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like:
"believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" , that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Mondial" mean Mondial Ventures, Inc., unless otherwise indicated.

Mondial is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim we have under option or that commercially viable petroleum reserves exist on the properties we have farmed into or have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.


                      DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Q29 property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Q29 property is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% interest, in four contiguous mineral claims collectively known as the Q29 property.

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

In October 2008 due to inactivity the claims expired. We were not able to obtain the necessary funds to restake the properties until December 2009. On December 29th, 2009 we restaked the claims and plan to move forward with further exploration of the property.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of British Columbia, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface. This would first occur during thedrilling phase of exploration.

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

Employees

We have no full time employees as of the date of this annual report. We expect the President of the Company will work part time on this project.

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

BECAUSE OUR DIRECTORS OWN 61.2% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE ISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

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

ITEM 1(B) UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

We own a 100% interest, in four mineral claims comprising the Q29 property. We do not own or lease any property other than the Q29 property.

ITEM 3: LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our shares of common stock commenced quotation on the Pink Sheets under the symbol MNVN on December 4, 2006. However, no trades have occurred through the facilities of the Pink Sheets to date.

We have 31 shareholders of record as at the date of this annual report.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business

                           High         Low

Fiscal 2009

     First Quarter        $0.00        $0.00
     Second Quarter       $0.00        $0.00
     Third Quarter        $0.00        $0.00
     Fourth Quarter       $0.00        $0.00

Fiscal 2008

     First Quarter        $0.00        $0.00
     Second Quarter       $0.00        $0.00
     Third Quarter        $0.00        $0.00
     Fourth Quarter       $0.00        $0.00

Fiscal 2007

     First Quarter        $0.00        $0.00
     Second Quarter       $0.00        $0.00
     Third Quarter        $0.00        $0.00
     Fourth Quarter       $0.00        $0.00

Fiscal 2006

     First Quarter        $0.00        $0.00
     Second Quarter       $0.00        $0.00
     Third Quarter        $0.00        $0.00
     Fourth Quarter       $0.00        $0.00


Equity Compensation Plan Information
None

Recent Sales of Unregistered Securities
None

Changes in Securities
=====================

The Corporation had 9,800,000 shares of common stock issued and outstanding as of December 31, 2007, December 31, 2008 and December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing ressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or the date of any document incorporated by reference, in this Annual Report. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended grid emplacement and geological, geochemical and geophysical surveys on the Q29 property. We anticipate that the cost of this program will be approximately $10,000 and will take approximately 60 days, including the interpretation of all data collected.

We have plan to retain, a professional geologist, to undertake the proposed exploration on the Q29 property. If results of this initial exploration program indicate that the Q29 property may contain an economic mineral deposit, we will proceed with a trenching program in spring. We expect the trenching program will cost approximately $15,000 and take approximately 60 days to complete. We do not have any arrangement with a qualified geologist to oversee the trenching program.

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

Results of Operations For the Year Ended December 31, 2007

We did not earn any revenues during the year ending December 31, 2007. At December 31, 2007, we had an accumulated deficit of $86,915 and a working capital deficiency of $57,315.

In 2007, our operating expenses in consisted of $6,304 in professional fees and $1,674 in office and general costs.

As at December 31, 2007, we had $284 in cash and liabilities totaling $57,599 consisting of accounts payable and accrued liabilities of $6,990 and $50,609 due to our president, Scott Taylor, for loans to us.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 8. FINANCIAL STATEMENTS.


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


                                                        "DMCL"

                                           Dale Matheson Carr-Hilton Labonte llp
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
March 10, 2007

                               Stan J.H. Lee, CPA
               2160 North Central Rd. Suite 203 Fort Lee NJ 07024
                      P.O. Box 436402 San Ysidro CA 92143
             619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com




            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Board of Directors and
Shareholders of
Mondial Ventures Inc.


We have audited the accompanying balance sheets of Mondial Ventures Inc. as of December 31, 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended and since May 29, 2002 ( its inception)for its cumulative presentation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The December 31, 2006 financial statements of Mondial Ventures Inc. ere audited by other auditors whose report dated March 10, 2007, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondial Ventures Inc. as of December 31, 2007 and the results of their operations and its cash flows for the fiscal year then and since May 20, 2002 ( its inception)for its cumulative presentation in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's results of operations and lack of capital and liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stan J.H. Lee, CPA
------------------
Stan J.H. Lee, CPA



April 21, 2010
Fort Lee, NJ 07024

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)


                                                     December 31,   December 31,
                                                         2007          2006
                                                      (audited)      (audited)
                                                    -------------  -------------
                     Assets

Cash                                                $         284  $      3,960
                                                    -------------  -------------
          Total current assets                                284         3,960
                                                    -------------  -------------

          Total assets                              $         284  $      3,960
                                                    =============  =============

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts Payable and accrued Liabilities         $       6,990  $     13,685
   Note payable - related party                            50,609        39,609
                                                    -------------  -------------
          Total current liabilities                        57,599        53,294
                                                    -------------  -------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.001 par value; 75,000,000
     shares authorized, authorized, 9,800,000
     shares issued and outstanding respectively             9,800         9,800
   Additional paid-in capital                              19,800        19,800
   Deficit accumulated during exploration stage           (86,915)      (78,934)
                                                    -------------  -------------

          Total stockholders' equity (deficit)            (57,315)      (49,334)
                                                    -------------  -------------

          Total liabilities and stockholders'
          equity (deficit)                          $         284  $      3,960
                                                    =============  =============


   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Operations
                         (An Exploration Stage Company)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                              December 31,          December 31
                                          2007           2006          2007
                                     -------------  -------------  -------------

Revenue                                         --             --            --

Operating expenses:

   Mineal Property Acquisition                  --             --        12,000
   Office and general                        1,674          3,676        12,468
   Professional expense                      6,307         18,562        62,447
                                     -------------  -------------  -------------

Total operating expenses             $       7,981  $      22,238  $     86,915
                                     -------------  -------------  -------------

   Net income (Loss)                        (7,981)       (22,238)      (86,915)
                                     =============  =============  =============

Basic and diluted loss per share     $          --  $          --
                                     =============  =============

Basic and diluted weighted average
   common shares outstanding             9,800,000      9,800,000
                                     =============  =============
Diluted weighted average common
  shares outstanding                     9,800,000      9,800,000


   The accompanying notes are an integral part of these financial statements


                                                  MONDIAL VENTURES, INC.
                                       Statement in Changes in Stockholders' Equity
                                              (An Exploration Stage Company)

                                                                                                   Other
                                                                                                  Compre-
                                                                     Additional                   hensive
                                             Common Stock             Paid-In      Accumulated    Income
                                         Shares       Par Value       Capital       Deficit       (Loss)         Total
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at May 22, 2002 and
  December 31, 2002                             --  $          --  $          --  $         --  $         --  $        --

   Issuance of common stock for
    cash at $.001 per share
    December 2003                        9,600,000          9,600             --            --            --        9,600

   Issuance of common stock for
    cash at $.001 per share
    December 2003                          200,000            200         19,800                          --       20,000

   Net loss for the year ending
    December 31, 2003                                                                   (5,527)                    (5,527)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2003             9,800,000          9,800         19,800            --            --       24,073

   Net loss for the year ending
    December 31, 2004                                                                  (35,841)                   (35,841)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2004             9,800,000          9,800         19,800       (41,368)           --      (11,768)

   Net loss for the year ending
    December 31, 2005                                                                  (15,328)                   (15,328)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2005             9,800,000          9,800         19,800       (56,696)           --      (27,096)

   Net loss for the year ending
    December 31, 2006                                                                  (22,238)                   (22,238)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2006             9,800,000          9,800         19,800       (78,934)           --      (49,334)

   Net loss for the year ending
    December 31, 2007                                                                   (7,981)                    (7,981)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2007             9,800,000  $       9,800  $      19,800  $    (86,915) $         --  $   (57,315)
                                     =============   ============  =============  ============  ============  ============

                         The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Cash Flows
                         (An Exploration Stage Company)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                              December 31,          December 31
                                          2007           2006          2007
                                     -------------  -------------  -------------

Cash flows from operating activities:
   Net loss                          $      (7,981) $     (22,238) $    (86,915)
   Adjustments to reconcile net
     loss to net cash used
     in operating activities:
     Increase in Accounts Payable           (6,695)         6,234         6,990
                                     -------------  -------------  -------------

          Net cash provided by
          (used in) operations             (14,676)       (15,995)      (79,925)

Cash flows from (used in)
  investing activities:
                                     -------------  -------------  -------------

          Net cash used in
          investing activities                  --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
   Loan from officer/shareholder                               --            --
   Loan from related party                  11,000         19,408        50,609
   Issuance of common stock                     --             --        29,600
                                     -------------  -------------  -------------

          Net cash provided by
          financing activities              11,000         19,408        80,209
                                     -------------  -------------  -------------

          Net change in cash                (3,676)         3,413           284

Cash, beginning of period                    3,960            547            --
                                     -------------  -------------  -------------

Cash, end of period                  $         284  $       3,960  $        284

Supplemental disclosure of cash
  flow information:
    Interest paid                    $          --             --  $         --
    Income taxes paid                $          --  $          --  $         --



   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007



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

Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At December 31, 2007, the Company had an accumulated deficit of $86,915 and a working capital deficiency of $57,315. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors.

Note 2    Summary of Significant Accounting Policies

Basis of Presentation

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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007



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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007



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

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007



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

In November 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 requires, among other things, that a company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial condition or results of operations.

In November 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." SFAS No. 160 requires, among other things, that companies record a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial condition or results of operations.

In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share Based Payment" was issued. Registrants may continue, under certain circumstances to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share Based Payment". The adoption of SAB 110 should have no effect on the financial position and results of the Company.

In March 2008, FASB issued SFAS 161, Disclosure about Derivative Instruments and Hedging Activities - an amendment to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows entities are required to provide enhanced disclose about (a) how and why an entity uses derivative instruments; (b) how derivative instruments an related hedged items are accounted for under Statement 133 and its related interpretations: and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007



Note 3    Mineral Property

Mineral Claims, Port Alice

Pursuant to a mineral property purchase agreement dated December 22, 2003, the Company acquired a 100% undivided right, title and interest in and to four mineral claims located in Port Alice, British Columbia for $6,000, paid by the Company upon closing of this agreement on January 5, 2004. An additional $6,000 was paid for mineral property consulting services. The property is subject to a 2% net smelter returns royalty payable to the vendor. In October 2008 title to the properties lapsed as the company lacked the funds to complete necessary work. In December 2009, the company was able to borrow funds from a shareholder and restaked the claims.

Note 4    Related Party Transactions

At December 31, 2007, the Company was indebted in the amount of $50,609 (2005 - $20,201) to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5    Common Stock

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2007.

Note 6    Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                                         2007          2006
                                                    -------------  -------------

          Net loss                                  $      (7,981) $    (22,328)
                                                    =============  =============

          Expected income tax recovery              $       2,356  $     11,840
          Unrecognized current benefit of
           operating losses                                (2,356)      (11,840)
                                                    -------------  -------------
          Total income taxes                        $           -  $          -
                                                    =============  =============

The Company has available for deduction, against deferred taxable income operating losses of approximately $86,915. These losses, if not utilized, will expire commencing in 2026. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

Note 7    Subsequent Events

On December 14, 2009, Marc Juliar purchased 6,000,000 shares of common stock of the company in a private transaction from Scott Taylor.

On January 28, 2010 Scott Taylor resigned as the President and a director of the Company. On January 28, 2010 Marc Juliar was appointed as President of the Company by the Board of Directors.

ITEM 9. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

On January 21,2009 the board of directors of the Company replaced DMCL with Stan
G. H. Lee CPA, as our auditors. There have been no disagreements with our accountants on issues of accounting or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its President and Chief Executive Officer, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:


============== ================================ ===== ==========================
    Name       Position Held with the      Age    Date First Elected / Appointed
                     Corporation
============== ================================ ===== ==========================
Scott Taylor   President and Director      27
============== ================================ ===== ==========================
Joe Alvaro     Chief Financial Officer     59
               and Director
-------------- -------------------------------- ----- --------------------------

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Biographical Information

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

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

      1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

      3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Mondial does not have any committees of the board of directors at this time. The board of directors does not have a nominations committee because there is one director and shareholder suggestions would be known to the entire board. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Mondial's directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Mondial's board of directors has determined that its director is not an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Mondial's board of directors has determined, however, that its director is able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that its director has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended December 31, 2007. None of the officer receives compensation in excess of $100,000 per year.

                                                                Long-Term
                                   Annual                     Compensation
                                 Compensation                    Awards
Name and                 Fiscal                       Stock     All Other
Principal Position        Year    Salary     Bonus    Option     Compen-
                                                      Granted    sation
----------------------------------------------------------------------------
Scott Taylor               2009     $0         --       --        --
President                  2008     $0         --       --        --
                           2007     $0
                           2006     $0

Joe Alvaro                 2009     $0
                           2008     $0
                           2007     $0
                           2006     $0

Stock Option Grants

During the year ended December 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There are currently no stock options or stock appreciation rights outstanding.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2007.

Fiscal Year-End Option Values(1)

                   Shares       Value
                  Acquired     Realized          Number of Shares           Value of Unexercised
                    upon       From            Underlying Unexercised       In-the-Money Options
                 Exercise of   Exercise     Options at December 31, 2008    at December 31, 2008
Name              Options     Of Options   Exercisable   Unexercisable   Exercisable  Unexercisable

Scott Taylor         --           --           --              --        $      --       $     --

Stock Option Plan

Mondial has no stock option plan for officers, directors, employees or consultants and no options have been issued.

Compensation of Directors

The Company does not pay any compensation to directors.

Director Compensation

                                     Non-equity   Nonqualified
         Fees                        incentive      deferred      All
        earned                         plan         compen-      other
        or paid   Stock    Option     compen-       sation       compen-
        in cash   awards   awards     sation       earnings      sation    Total
Name     ($)      ($)      ($)        ($)             ($)         ($)       ($)

Scott
Taylor   $  0       --        --        --              --         --       $ 0

Joe
Alvaro   $  0       --        --        --              --         --       $ 0

We have no plan for compensating our directors for their service. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Agreements

There are no other management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT & RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

   =============================================================================
    Name and Address of         Amount and Nature of      Percentage of Class(1)
    Beneficial Owner           Beneficial  Ownership
   =============================================================================
   Scott Taylor                        3,000,000                  30.06%
   ------------------------------------------------------------------ ----------
   Joe Alvaro                          3,000,000                  30.06%
   =============================================================================

   Directors and Officers               6000,000                  60.12
   (as a group)
   =============================================================================

      (1) Based on 9,800,000 shares outstanding as of December 31, 2007 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2007 related parties were owed $50,609 by the corporation. There are currently no terms of repayment for this outstanding amount.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by DMCL for the audit of the Company's financial statements as of the year end December 31, 2007 and fees billed for other services rendered by STS Partners during those periods.

                                       Years Ended
                                   2007            2006
                                  -----------------------

Audit Fees                        $ 5,057           $12,000
Audit Related Fees                $     -           $     -
Tax Fees                          $     -           $     -
All other Fees                    $     -           $     -

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)    The following documents are filed as a part of this Report:

1. Financial Statements. The following financial statements of Mondial Ventures, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of June 30, 2007 and 20068.

Statements of Operations for the year ended June 30, 2007, for the year ended June 30, 2006 and for the period May 29, 2002 through December 31, 2007.

Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2007, for the year ended December 31, 2006 and for the period May 29, 2002 through December 31, 2009.

Statements of Cash Flows for the year ended December 31, 2007, for the year ended December 31, 2006 and for the period May 29, 2002 through December 31, 2009.

Notes to Financial Statements.

2.     Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

The following are exhibits to this Annual Report

      31.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

      32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2010


MONDIAL VENTURES, INC.

/s/ Marc Juliar
---------------------------
Marc Juliar
President, Chief Executive Officer and Director
(Principal Executive Officer)

--------------------------------------------------------------------------------