Form 10-Q
period 2008-03-31
MONDIAL VENTURES INC
filed 2010-05-10
CIK 1284452

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                             For the period ended March 31, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                                      For the transition period ______ to ______

                        Commission File Number 000-51033
                                               ---------


                             MONDIAL VENTURES, INC.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)

                     Nevada                                    Pending
                     ------                                    -------
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                  Identification No.)

          388 Richmond St. W, Suite 916
               Toronto, ON, Canada                              M5V 3P1
              ---------------------                             -------
    (Address of principal executive offices)              (Postal or Zip Code)


         Issuer's telephone number, including area code: (416) 928-3095

                                      None
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of March 31, 2008.

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)


                                                       March 31,    December 31,
                                                         2008          2007
                                                      (unaudited)    (audited)
                                                    -------------  -------------
                    Assets

Cash                                                $         193  $        284
                                                    -------------  -------------

       Total current assets                                   193           284
                                                    -------------  -------------

       Total assets                                 $         193  $        284
                                                    =============  =============

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts Payable and accrued Liabilities          $       7,848  $      6,990
  Note payable - related party                             50,609        50,609
                                                    -------------  -------------

       Total current liabilities                           58,457        57,599
                                                    =============  =============

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value; 75,000,000
     shares authorized, authorized, 9,800,000
     shares issued and outstanding respectively             9,800         9,800
  Additional paid-in capital                               19,800        19,800
  Deficit accumulated during exploration stage            (87,864)      (86,915)
                                                    -------------  -------------

       Total stockholders' equity (deficit)               (58,264)      (57,315)
                                                    -------------  -------------

       Total liabilities and stockholders'
       equity (deficit)                             $         193  $        284
                                                    =============  =============





The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Operations
                                  (unaudited)
                         (An Exploration Stage Company)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                               March 31,             March 31
                                          2008           2007          2008
                                     -------------  -------------  -------------

Revenue                                         --             --            --
                                     -------------  -------------  -------------

Operating expenses:

   Mineal Property Acquisition                  --             --        12,000
   Office and general                           91            859        12,559
   Professional expense                        858          2,184        63,305
                                     -------------  -------------  -------------

Total operating expenses             $         949  $       3,043  $     87,864
                                     -------------  -------------  -------------

       Net income (Loss)                      (949)        (3,043)      (87,864)
                                     =============  =============  =============

Basic and diluted loss per share     $          --  $          --
                                     =============  =============

Basic and diluted weighted average
   common shares outstanding             9,800,000      9,800,000
                                     =============  =============

Diluted weighted average common
  shares outstanding                     9,800,000      9,800,000





   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                  (unaudited)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                               March 31,             March 31,
                                          2008           2007          2008
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $        (949) $      (3,043) $    (87,864)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Increase in Accounts Payable              858          2,921         7,848
                                     -------------  -------------  -------------
       Net cash provided by (used
       in) operations                          (91)          (122)      (80,016)

Cash flows from (used in) investing
  activities:
                                     -------------  -------------  -------------
       Net cash used in
       investing activities                     --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
  Loan from officer/shareholder                                --            --
  Loan from related party                       --             --        50,609
  Issuance of common stock                      --             --        29,600
                                     -------------  -------------  -------------

       Net cash provided by
       financing activities                     --             --        80,209
                                     -------------  -------------  -------------

       Net change in cash                      (91)          (122)          193

Cash, beginning of period                      284            379            --
                                     -------------  -------------  -------------

Cash, end of period                  $         193  $         284  $        193
                                     =============  =============  =============
Supplemental disclosure of cash
 flow information:
  Interest paid                      $          --             --  $         --
                                     =============  =============  =============
  Income taxes paid                  $          --  $          --  $         --
                                     =============  =============  =============





   The accompanying notes are an integral part of these financial statements

                             Mondial Ventures, Inc.
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                                  (Unaudited)


Note 1   Nature of Operations

The Company was incorporated in the State of Nevada on May 29, 2002 and is in the business of acquisition and exploration of mineral properties. The Company is considered to be in the exploration stage with respect to its mineral property.

The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof

Note 2   Basis of Presentation

Unaudited Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so as to make the information presented not misleading.

These interim financial statements follow the same significant accounting policies and methods of application as the Company's annual consolidated financial statements for the year ended December 31, 2007.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Note 3   Mineral Property

Pursuant to a mineral property purchase agreement dated December 22, 2003, the Company acquired a 100% undivided right, title and interest in and to four mineral claims located in Port Alice British Columbia for $6,000, paid by the Company upon closing of this agreement on January 5, 2004. An additional $6,000 was paid for mineral property consulting services. In October 2008 title to the properties lapsed as the company lacked the funds to complete necessary work. In December 2009, the company was able to borrow funds from a shareholder and restaked the claims.

Note 4   Related Party Transactions

At March 31, 2007, the Company was indebted in the amount of $50,609 (2005 - $20,201) to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5   Common Stock

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2006.

Note 6   Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At March 31, 2008, the Company had an accumulated deficit of $87,864 and a working capital deficiency of $58,264. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors

Note 7   Subsequent Events

On December 14, 2009, Marc Juliar purchased 6,000,000 shares of common stock of the company in a private transaction from Scott Taylor.

On January 28, 2010 Scott Taylor resigned as the President and a director of the Company. On January 28, 2010 Marc Juliar was appointed as President of the Company by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our Company's consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms:
"Company", "we", "us" and "our" refer to Mondial Ventures, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management's Discussion and Analysis of Financial Condition or Results of Operations - "Forward-Looking Statements" below and elsewhere in this report, and under the heading "Risk Factors" and "Environmental Laws and Regulations" disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on November 24, 2009.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles.

Financial Condition and Changes in Financial Condition

We did not earn any revenues during the three month period ending March 31, 2008. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property. We incurred operating expenses in the amount of $949 for the three month period ended March 31, 2008, consisting of professional fees of $108 and office and general costs of $858. For the same period ending March 31, 2007, we incurred operating expenses in the amount of $3,043, consisting of professional fees of $2,184 and office and general costs of $ 859.

Our net loss decreased in the three-month period ended March 31, 2008, as compared to the same period in fiscal 2007. This decrease was due to decrease in expenses.

Liquidity and Capital Resources

Since inception to May 29, 2002, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At March 31, 2008, we have unsecured loans from a shareholder in an aggregate amount of $50,609. The amount due is unsecured with not fixed term of repayment. The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of March 31, 2008, our assets totaled $193, which consisted primarily of cash. Our total liabilities were $58,457, which consisted of the notes payable to shareholder of $50,609 and accounts payable of $7,848. Mondial Ventures had negative working capital at March 31, 2008.

The Company will require additional capital to fund operations at its mine site, and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan. The Company does not have any identified sources of capital at this time. Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations. Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three months ended March 31, 2008. The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations. In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2008. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectivness of Controls

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, the disclosure controls are effective as of March 31, 2008 providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2007.

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

Date:  May 10, 2010

Mondial Ventures, Inc.

/s/ Marc Juliar
Marc Juliar, President

--------------------------------------------------------------------------------