Form 10-Q
period 2008-06-30
MONDIAL VENTURES INC
filed 2010-05-10
CIK 1284452

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                              For the period ended June 30, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                                      For the transition period ______ to ______

                        Commission File Number 000-51033
                                               ---------


                             MONDIAL VENTURES, INC.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)


                     Nevada                                  Pending
                     ------                                  -------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                 Identification No.)

          388 Richmond St. W, Suite 916
               Toronto, ON, Canada                            M5V 3P1
               -------------------                            --------
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

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)



                                                       June 30,    December 31,
                                                         2008          2007
                                                      (unaudited)    (audited)
                                                    -------------  -------------
                      Assets

Cash                                                $         102  $        284
                                                    -------------  -------------

        Total current assets                                  102           284
                                                    -------------  -------------

        Total assets                                $         102  $        284
                                                    =============  =============

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts Payable and accrued Liabilities        $       8,730  $      6,990
    Note payable - related party                           50,609        50,609
                                                    -------------  -------------
        Total current liabilities                          59,339        57,599

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock, $.001 par value; 75,000,000
       shares authorized, authorized,
       9,800,000 shares issued and
       outstanding respectively                             9,800         9,800
    Additional paid-in capital                             19,800        19,800
    Deficit accumulated during exploration stage          (88,837)      (86,915)
                                                    -------------  -------------

        Total stockholders' equity (deficit)              (59,237)      (57,315)
                                                    -------------  -------------

        Total liabilities and stockholders'
        equity (deficit)                            $         102  $        284
                                                    =============  =============



   The accompanying notes are an integral part of these financial statements

                                            MONDIAL VENTURES, INC.
                                           Statements of Operations
                                                  (unaudited)
                                        (An Exploration Stage Company)

                                                                                                    May 29,
                                                                                                     2002
                                                                                                  (Inception)
                                          Three months ended              Six months ended          Through
                                               June 30,                       June 30,              June 30
                                         2008            2007           2008           2007           2008
                                     -------------  -------------  -------------  -------------  -------------
Revenue                                         --             --             --             --            --
                                     -------------  -------------  -------------  -------------  -------------

Operating expenses:

    Mineal Property Acquisition                 --             --             --             --        12,000
    Office and general                          91            227            182            411        12,649
    Professional expense                       882          3,301          1,740         11,693        64,187
                                     -------------  -------------  -------------  -------------  -------------

Total operating expenses             $         973  $       3,528  $       1,922  $      12,104        88,836
                                     -------------  -------------  -------------  -------------  -------------

    Net income (Loss)                         (973)        (3,528)        (1,922)       (12,104)      (88,836)
                                     =============  =============  =============  =============  =============

Basic and diluted loss per share     $          --  $          --             --  $          --
                                     =============  =============  =============  =============

Basic and diluted weighted average
    common shares outstanding            9,800,000      9,800,000      9,800,000      9,800,000
                                     =============  =============  =============  =============

Diluted weighted average common
    shares outstanding                   9,800,000      9,800,000      9,800,000      9,800,000



                   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                  (unaudited)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                               June 30,              June 30,
                                          2008           2007          2008
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $      (1,922) $     (12,104) $    (88,837)
  Adjustments to reconcile net
     loss to net cash used
     in operating activities:
     Increase in Accounts Payable            1,740          1,345         8,730
                                     -------------  -------------  -------------
        Net cash provided by
        (used in) operations                  (182)       (10,759)      (80,107)

Cash flows from (used in)
  investing activities:
                                     -------------  -------------  -------------

        Net cash used in
        investing activities                    --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
  Loan from officer/shareholder                 --             --            --
  Loan from related party                       --         12,000        50,609
  Issuance of common stock                      --             --        29,600
                                     -------------  -------------  -------------

        Net cash provided by
        financing activities                    --         12,000        80,209
                                     -------------  -------------  -------------

        Net change in cash                    (182)         1,241           102

Cash, beginning of period                      284          3,960            --
                                     -------------  -------------  -------------

Cash, end of period                  $         102  $       5,201  $        102
                                     =============  =============  =============
Supplemental disclosure of cash
flow information:
    Interest paid                    $          --             --  $         --
                                     =============  =============  =============
    Income taxes paid                $          --  $          --  $         --
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

Note 4    Related Party Transactions

At June 30, 2008, the Company was indebted in the amount of $50,609 to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5    Common Stock

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2006.

Note 6    Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At June 30, 2008, the Company had an accumulated deficit of $88,837 and a working capital deficiency $59,237. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors

Note 7    Subsequent Events

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

Financial Condition and Changes in Financial Condition

We did not earn any revenues during the three month and six month periods ending June 30, 2008. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property. We incurred operating expenses in the amount of $973 for the three month period ended June 30, 2008, consisting of professional fees of $882 and office and general costs of $91. For the same period ending June 30, 2007, we incurred operating expenses in the amount of $3,528, consisting of professional fees of $3,301 and office and general costs of $ 227.

We incurred operating expenses in the amount of $1,922 for the six month period ended June 30, 2008 consisting of professional fees of $1,740 and office and general costs of $182. For the same period ending June 30, 2007 we incurred operating expenses in the amount of $12,104 consisting of professional fees of $11,693 and office and general costs of $411.

Our net loss decreased significantly in the six month period ended June 30, 2008, as compared to the same period in fiscal 2007 ($1,922 as compared to $12,104). This decrease was due to the decrease in costs.

Liquidity and Capital Resources

Since inception to May 29, 2002, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At June 30, 2008, we have unsecured loans from a shareholder in an aggregate amount of $50,609. The amount due is unsecured with not fixed term of repayment. The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of June 30, 2008, our assets totaled $102, which consisted primarily of cash. Our total liabilities were $59,339, which consisted of the notes payable to shareholder of $50,609 and accounts payable of $8,730. Mondial Ventures had negative working capital at June 30, 2008.

The Company will require additional capital to fund operations at its mine site, and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan. The Company does not have any identified sources of capital at this time. Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations. Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the six months ended June 30, 2008. The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations. In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2008. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, the disclosure controls are effective as of June 30, 2008 providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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