Form 10-Q
period 2008-09-30
MONDIAL VENTURES INC
filed 2010-05-10
CIK 1284452

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                         For the period ended September 30, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                                      For the transition period ______ to ______

                        Commission File Number 000-51033
                                               ---------


                             MONDIAL VENTURES, INC.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)


                     Nevada                                  Pending
                     ------                                  -------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                 Identification No.)


          388 Richmond St. W, Suite 916
               Toronto, ON, Canada                            M5V 3P1
               -------------------                            -------
    (Address of principal executive offices)            (Postal or Zip Code)


         Issuer's telephone number, including area code: (416) 928-3095
                                                         --------------

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

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)


                                                    September 30,   December 31,
                                                         2008          2007
                                                      (unaudited)    (audited)
                                                    -------------  -------------

                       Assets

Cash                                                $          78  $        284
                                                    -------------  -------------

         Total current assets                                  78           284
                                                    -------------  -------------

         Total assets                               $          78  $        284
                                                    =============  =============
   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts Payable and accrued Liabilities          $       9,617  $      6,990
  Note payable - related party                             50,609        50,609
                                                    -------------  -------------
         Total current liabilities                         60,226        57,599
                                                    -------------  -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value; 75,000,000
     shares authorized, authorized, 9,800,000
     shares issued and outstanding respectively             9,800         9,800
  Additional paid-in capital                               19,800        19,800
  Deficit accumulated during exploration stage            (89,748)      (86,915)
                                                    -------------  -------------

         Total stockholders' equity (deficit)             (60,148)      (57,315)
                                                    -------------  -------------

         Total liabilities and stockholders'
         equity (deficit)                           $          78  $        284
                                                    =============  =============





   The accompanying notes are an integral part of these financial statements


                                             MONDIAL VENTURES, INC.
                                            Statements of Operations
                                                  (unaudited)
                                         (An Exploration Stage Company)

                                                                                                    May 29,
                                                                                                     2002
                                                                                                  (Inception)
                                          Three months ended             Nine months ended          Through
                                            September 30,                  September 30,          September 30
                                         2008            2007           2008           2007          2008
                                     -------------  -------------  -------------  -------------  -------------
Revenue                                         --             --             --             --            --
                                     -------------  -------------  -------------  -------------  -------------

Operating expenses:

   Mineal Property Acquisition                  --             --             --             --        12,000
   Office and general                           24            423            206            843        12,674
   Professional expense                        886          3,180          2,627         14,873        65,074
                                     -------------  -------------  -------------  -------------  -------------

Total operating expenses             $         910  $       3,603  $       2,833  $      15,716        89,748
                                     -------------  -------------  -------------  -------------  -------------


         Net income (Loss)                    (910)        (3,603)        (2,833)       (15,716)      (89,748)
                                     =============  =============  =============  =============  =============

Basic and diluted loss per share     $          --  $          --             --  $          --
                                     =============  =============  =============  =============
Basic and diluted weighted average
    common shares outstanding            9,800,000      9,800,000      9,800,000      9,800,000

Diluted weighted average common
shares outstanding                       9,800,000      9,800,000      9,800,000      9,800,000




                   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                  (unaudited)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                             September 30,         September 30,
                                          2008           2007          2008
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $      (2,833) $      (3,043 )$    (89,748)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Increase in Accounts Payable            2,627          2,921         9,617
                                     -------------  -------------  -------------
         Net cash provided by
         (used in) operations                 (206)          (122)      (80,131)

Cash flows from (used in) investing
activities:
                                     -------------  -------------  -------------

         Net cash used in
         investing activities                   --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
  Loan from officer/shareholder                                --            --
  Loan from related party                       --             --        50,609
  Issuance of common stock                      --             --        29,600
                                     -------------  -------------  -------------

         Net cash provided by
         financing activities                   --             --        80,209
                                     -------------  -------------  -------------


         Net change in cash                   (206)          (122)           78

Cash, beginning of period                      284            379            --
                                     -------------  -------------  -------------

Cash, end of period                  $          78  $         257  $         78
                                     =============  =============  =============
Supplemental disclosure of cash
 flow information:
  Interest paid                      $          --             --  $         --
                                     =============  =============  =============
  Income taxes paid                  $          --  $          --  $         --
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

Note 4    Related Party Transactions

At September 30, 2008, the Company was indebted in the amount of $50,609 to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5    Common Stock

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2006.

Note 6    Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At September 30, 2008, the Company had an accumulated deficit of $89,748 and a working capital deficiency of $60,148. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors

Note 7    Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our Company's consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms:
"Company", "we", "us" and "our" refer to Mondial Ventures, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management's Discussion and Analysis of Financial Condition or Results of Operations - "Forward-Looking Statements" below and elsewhere in this report, and under the heading "Risk Factors" and "Environmental Laws and Regulations" disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.,

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles.

Financial Condition and Changes in Financial Condition

We did not earn any revenues during the three month and nine month periods ending September 30, 2008. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property. We incurred operating expenses in the amount of $910for the three month period ended September 30, 2008, consisting of professional fees of $886 and office and general costs of $24. For the same period ending September 30, 2007, we incurred operating expenses in the amount of $3,603, consisting of professional fees of $3,180 and office and general costs of $ 423.

We incurred operating expenses in the amount of $2,833 for the nine month period ended September 30, 2008 consisting of professional fees of $2,627 and office and general costs of $206. For the same period ending September 30, 2007 we incurred operating expenses in the amount of $15,716 consisting of professional fees of $14,873 and office and general costs of $843.

Our net loss decreased significantly in the nine month period ended September 30, 2008, as compared to the same period in fiscal 2007 ($2,833 as compared to $15,716). This decrease was due to the decrease in costs.

Liquidity and Capital Resources

Since inception to May 29, 2002, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At September 30, 2008, we have unsecured loans from a shareholder in an aggregate amount of $50,609. The amount due is unsecured with not fixed term of repayment. The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of September 30, 2008, our assets totaled $78, which consisted primarily of cash. Our total liabilities were $60,226, which consisted of the notes payable to shareholder of $50,609 and accounts payable of $9,617. Mondial Ventures had negative working capital at September 30, 2008

The Company will require additional capital to fund operations at its mine site, and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan. The Company does not have any identified sources of capital at this time. Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations. Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the nine months ended September 30, 2008. The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations. In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2008. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, the disclosure controls are effective as of September 30, 2008 providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Date:  May 10, 2010

Mondial Ventures, Inc.

/s/ Marc Juliar
---------------
Marc Juliar, President

--------------------------------------------------------------------------------