Form 10-K
period 2008-12-31
MONDIAL VENTURES INC
filed 2010-05-10
CIK 1284452

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           -------------------------

                                   FORM 10-K

                           -------------------------


 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended DECEMBER 31, 2008

[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from _____ to _______

                       Commission file number: 000-51033
                       ---------------------------------

                             MONDIAL VENTURES, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

              Nevada                                            Applied For
--------------------------------                            --------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

         388 Richmond St. W. Suite 916                             M5V 3P1
            Toronto Ontario, Canada
---------------------------------------                      -------------------
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

Up to December 31, 2008, we have spent $12,000 on the acquisition and exploration of the Q29 property.

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

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

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

None

Recent Sales of Unregistered Securities

None

Changes in Securities
=====================

The Corporation had 9,800,000 shares of common stock issued and outstanding as of December 31, 2008, December 31, 2007 and December 31, 2009.

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

Results of Operations For the Year Ended December 31, 2008

We did not earn any revenues during the year ending December 31, 2008. At December 31, 2008, we had an accumulated deficit of $91,669 and a working capital deficiency of $62,069.

In 2008, our operating expenses in consisted of $4,014 in professional fees and $737 in office and general costs.

As at December 31, 2008, we had $48 in cash and liabilities totaling $62,117 consisting of accounts payable and accrued liabilities of $11,508 and $50,609 due to an unrelated party, for loans to us.

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




            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Board of Directors and
Shareholders of
Mondial Ventures Inc.


We have audited the accompanying balance sheets of Mondial Ventures Inc. as of December 31, 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended and since May 29, 2002 ( its inception)for its cumulative presentation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondial Ventures Inc. as of December 31, 2008 and the results of their operations and its cash flows for the fiscal year then and since May 20, 2002 ( its inception) for its cumulative presentation in conformity with U.S. generally accepted accounting principles.

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


/s/ Stan J.H. Lee, CPA
------------------
Stan J.H. Lee, CPA



April 23, 2010
Fort Lee, NJ 07024

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)


                                                     December 31,   December 31,
                                                         2008          2007
                                                    -------------  -------------
                     Assets

Cash                                                $          48  $        284
                                                    -------------  -------------

        Total current assets                                   48           284
                                                    -------------  -------------

        Total assets                                $          48  $        284
                                                    =============  =============

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts Payable and accrued Liabilities         $      11,508  $      6,990
   Note payable - related party                            50,609        50,609
                                                    -------------  -------------

        Total current liabilities                          62,117        57,599
                                                    =============  =============

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.001 par value; 75,000,000
     shares authorized, authorized, 9,800,000
     shares issued and outstanding respectively             9,800         9,800
   Additional paid-in capital                              19,800        19,800
   Deficit accumulated during exploration stage           (91,669)      (86,915)
                                                    -------------  -------------

        Total stockholders' equity (deficit)              (62,069)      (57,315)
                                                    -------------  -------------

        Total liabilities and stockholders'
        equity (deficit)                            $          48  $        284
                                                    =============  =============



   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Operations
                         (An Exploration Stage Company)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                              December 31,          December 31
                                          2008           2007          2008
                                     -------------  -------------  -------------

Revenue                                         --             --            --
                                     -------------  -------------  -------------

Operating expenses:

    Mineal Property Acquisition                 --             --        12,000
    Office and general                         737          1,674        13,205
    Professional expense                     4,017          6,307        66,464
                                     -------------  -------------  -------------

Total operating expenses             $       4,754  $       7,981  $     91,669
                                     -------------  -------------  -------------

    Net income (Loss)                       (4,754)        (7,981)      (91,669)
                                     =============  =============  =============

Basic and diluted loss per share     $          --  $          --
                                     =============  =============

Basic and diluted weighted average
    common shares outstanding            9,800,000      9,800,000
                                     =============  =============

Diluted weighted average common
shares outstanding                       9,800,000      9,800,000




   The accompanying notes are an integral part of these financial statements


                                                  MONDIAL VENTURES, INC.
                                       Statement in Changes in Stockholders' Equity
                                              (An Exploration Stage Company)

                                                                                                   Other
                                                                                                  Compre-
                                                                     Additional                   hensive
                                             Common Stock             Paid-In      Accumulated    Income
                                         Shares       Par Value       Capital       Deficit       (Loss)         Total
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at May 22, 2002 and
  December 31, 2002                             --  $          --  $          --  $         --  $         --  $        --

   Issuance of common stock for
   cash at $.001 per share
   December 2003                         9,600,000          9,600             --            --            --        9,600

   Issuance of common stock for
   cash at $.001 per share
   December 2003                           200,000            200         19,800                          --       20,000

        Net loss for the year
        ending Dec 31, 2003                                                             (5,527)                    (5,527)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2003             9,800,000          9,800         19,800            --            --       24,073

        Net loss for the year
        ending Dec 31, 2004                                                            (35,841)                   (35,841)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2004             9,800,000          9,800         19,800       (41,368)           --      (11,768)

        Net loss for the year
        ending Dec 31, 2005                                                            (15,328)                   (15,328)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2005             9,800,000          9,800         19,800       (56,696)           --      (27,096)

        Net loss for the year
        ending Dec 31, 2006                                                            (22,238)                   (22,238)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2006             9,800,000          9,800         19,800       (78,934)           --      (49,334)

        Net loss for the year
        ending Dec 31, 2007                                                             (7,981)                    (6,731)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2007             9,800,000          9,800         19,800       (86,915)           --  $   (57,315)

        Net loss for the year
        ending Dec 31, 2008                                                             (4,754)                    (4,754)
                                     -------------  -------------  -------------  ------------  ------------  ------------

Balance at December 31, 2008             9,800,000  $       9,800  $      19,800  $    (91,669) $         --  $   (62,069)
                                     =============  =============  =============  ============  ============  ============



                         The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                  (unaudited)
                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                              December 31,          December 31
                                          2008           2007          2008
                                     -------------  -------------  -------------

Cash flows from operating activities:
   Net loss                          $      (4,754) $      (7,981) $    (91,669)
   Adjustments to reconcile net
     loss to net cash used
     in operating activities:
     Increase in Accounts Payable            4,518         (6,695)       11,508
                                     -------------  -------------  -------------

     Net cash provided by (used in)
     operations                               (236)       (14,676)      (80,161)

Cash flows from (used in) investing
  activities:
                                     -------------  -------------  -------------

        Net cash used in
        investing activities                    --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
    Loan from related party                     --         11,000        50,609
    Issuance of common stock                    --             --        29,600
                                     -------------  -------------  -------------

        Net cash provided by
        financing activities                    --         11,000        80,209
                                     -------------  -------------  -------------

        Net change in cash                    (236)        (3,676)           48
                                     -------------  -------------  -------------

Cash, beginning of period                      284          3,960            --
                                     =============  =============  =============

Cash, end of period                  $          48  $         284  $         48
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
                                     =============  =============  =============


   The accompanying notes are an integral part of these financial statements

                                        MONDIAL VENTURES, INC.
                                    (An Exploration Stage Company)
                                    NOTES TO FINANCIAL STATEMENTS
                                          December 31, 2008


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

Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At December 31, 2008, the Company had an accumulated deficit of $91,669 and a working capital deficiency of $62,069. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors

Note 2   Summary of Significant Accounting Policies

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

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted stock options. Accordingly, no stock-based compensation has been recorded to date

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts". The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance

Note 3     Mineral Property

Mineral Claims, Port Alice

Pursuant to a mineral property purchase agreement dated December 22, 2003, the Company acquired a 100% undivided right, title and interest in and to four mineral claims located in Port Alice, British Columbia for $6,000, paid by the Company upon closing of this agreement on January 5, 2004. An additional $6,000 was paid for mineral property consulting services. In October 2008 title to the property lapsed due to a lack of funds. The Company restaked the claims in December 2009.

Note 4     Related Party Transactions

None

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5     Common Stock

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2008.

Note 6     Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                                         2008           2007
                                                    -------------  -------------

          Net loss                                  $      (4,754) $     (7,981)
                                                    =============  =============

          Expected income tax recovery              $       1,664  $      2,793
          Unrecognized current benefit of
           operating losses                                (1,664)       (2,793)
                                                    -------------  -------------
          Total income taxes                        $           -  $          -
                                                    =============  =============

The Company has available for deduction, against deferred taxable income operating losses of approximately $91,669. These losses, if not utilized, will expire commencing in 2026. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

Note 7     Subsequent Events

On December 14, 2009, Marc Juliar purchased 6,000,000 shares of common stock of the company in a private transaction from Scott Taylor.

On December 28, 2009 the Company restaked its claims located in Port Alice, British Columbia

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

============== =========================== ===== ===============================
    Name          Position Held with the   Age    Date First Elected / Appointed
                         Corporation
============== =========================== ===== ===============================
Scott Taylor   President and Director      27
============== =========================== ===== ===============================
Joe Alvaro     Chief Financial Officer     59
               and Director
-------------- --------------------------- ----- -------------------------------

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

      2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

                                                                Long-Term
                                   Annual                     Compensation
                                 Compensation                    Awards
Name and                 Fiscal                       Stock     All Other
Principal Position        Year    Salary     Bonus    Option     Compen-
                                                      Granted    sation
----------------------------------------------------------------------------
Scott Taylor               2009     $0         --       --        --
President                  2008     $0         --       --        --
                           2007     $0

Joe Alvaro                 2009     $0
                           2008     $0
                           2007     $0

Stock Option Grants

During the year ended December 31, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There are currently no stock options or stock appreciation rights outstanding.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2008.

Fiscal Year-End Option Values (1)


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT & RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

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
   (as a group)
   =============================================================================

      (1) Based on 9,800,000 shares outstanding as of December 31, 2008 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by DMCL for the audit of the Company's financial statements as of the year end December 31, 2008 and fees billed for other services. On January 21,2009 the board of directors of the Company replaced DMCL with Stan G. H. Lee CPA, as our auditors.

                                       Years Ended
                                   2008            2007
                                  -----------------------

Audit Fees                        $ 4,017           $ 5,057
Audit Related Fees                $     -           $     -
Tax Fees                          $     -           $     -
All other Fees                    $     -           $     -

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as a part of this Report:

1. Financial Statements. The following financial statements of Mondial Ventures, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2008 and 2007.

Statements of Operations for the year ended December 31, 2008, for the year ended December 31, 2008, and for the period May 29, 2002 through December 31, 2008.

Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2008, for the year ended December 31, 2007 and for the period May 29, 2002 through December 31, 2008.

Statements of Cash Flows for the year ended December 31, 2008, for the year ended December 31, 2007 and for the period May 29, 2002 through December 31, 2008.

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

Dated: May 10, 2010


MONDIAL VENTURES, INC.

/s/ Marc Juliar
---------------------------
Marc Juliar
President, Chief Executive Officer and Director
(Principal Executive Officer)

--------------------------------------------------------------------------------