Form 10-Q
period 2009-03-31
MONDIAL VENTURES INC
filed 2010-05-11
CIK 1284452

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                             For the period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of March 31, 2098.

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)



                                                      March 31,     December 31,
                                                        2009           2008
                                                     (unaudited)     (audited)
                                                    -------------  -------------
                   Assets

Cash                                                $           5  $         48
                                                    -------------  -------------

         Total current assets                                   5            48
                                                    -------------  -------------

         Total assets                               $           5  $         48
                                                    =============  =============

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts Payable and accrued Liabilities          $      12,403  $     11,508
  Note payable - related party                             50,609        50,609
                                                    -------------  -------------
 Total current liabilities                                 63,012        62,117
                                                    -------------  -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value; 75,000,000
     shares authorized, authorized, 9,800,000
     shares issued and outstanding respectively             9,800         9,800
  Additional paid-in capital                               19,800        19,800
  Deficit accumulated during exploration stage            (92,607)      (91,669)
                                                    -------------  -------------

         Total stockholders' equity (deficit)             (63,007)      (62,069)
                                                    -------------  -------------

         Total liabilities and stockholders'
         equity (deficit)                           $           5  $         48
                                                    =============  =============



   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Operations
                                  (unaudited)
                         (An Exploration Stage Company)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                               March 31,             March 31
                                          2009           2008          2009
                                     -------------  -------------  -------------

Revenue                                         --             --            --
                                     -------------  -------------  -------------

Operating expenses:

   Mineal Property Acquisition                  --             --        12,000
   Office and general                           43             91        13,248
   Professional expense                        895            858        67,359
                                     -------------  -------------  -------------

Total operating expenses             $         938  $         949  $     92,607
                                     -------------  -------------  -------------

         Net income (Loss)                    (938)          (949)      (92,607)
                                     =============  =============  =============

Basic and diluted loss per share     $          --  $          --
                                     =============  =============

Basic and diluted weighted average
    common shares outstanding            9,800,000      9,800,000
                                     =============  =============

Diluted weighted average common
    shares outstanding                   9,800,000      9,800,000




   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                  (unaudited)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                               March 31,             March 31,
                                          2009           2008          2009
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $        (938) $        (949) $    (92,607)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Increase in Accounts Payable              895            858        12,403
                                     -------------  -------------  -------------
         Net cash provided by
         (used in) operations                  (43)           (91)      (80,204)

Cash flows from (used in) investing
  activities:
                                     -------------  -------------  -------------

         Net cash used in
         investing activities                   --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
  Loan from officer/shareholder                 --             --            --
  Loan from related party                       --             --        50,609
  Issuance of common stock                      --             --        29,600
                                     -------------  -------------  -------------

         Net cash provided by
         financing activities                   --             --        80,209
                                     -------------  -------------  -------------

         Net change in cash                    (43)           (90)            5

Cash, beginning of period                       48            284            --
                                     -------------  -------------  -------------

Cash, end of period                  $           5  $         193  $          5
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

These interim financial statements follow the same significant accounting policies and methods of application as the Company's annual consolidated financial statements for the year ended December 31, 2008.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

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

Note 4   Related Party Transactions

At March 31, 2009, the Company was indebted in the amount of $50,609 to a director for cash advances and expenses paid on behalf of the Company. These amounts are unsecured, bear no interest and have no specified terms of repayment.

All related party amounts are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5   Common Stock

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2008.

Note 6  Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At March 31, 2009, the Company had an accumulated deficit of $92,607 and a working capital deficiency of $63,007. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors

Note 7   Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our Company's consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms:
"Company", "we", "us" and "our" refer to Mondial Ventures, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management's Discussion and Analysis of Financial Condition or Results of Operations - "Forward-Looking Statements" below and elsewhere in this report, and under the heading "Risk Factors" and "Environmental Laws and Regulations" disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles.

Financial Condition and Changes in Financial Condition

We did not earn any revenues during the three month period ending March 31, 2009. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property. We incurred operating expenses in the amount of $938 for the three month period ended March 31, 2009, consisting of professional fees of $895 and office and general costs of $43. For the same period ending March 31, 2008, we incurred operating expenses in the amount of $949, consisting of professional fees of $858 and office and general costs of $91.

Our net loss decreased in the three-month period ended March 31, 2009, as compared to the same period in fiscal 2008 ($938 as compared to $949). This decrease was due to a decrease in costs.

Liquidity and Capital Resources

Since inception to May 29, 2002, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At March 31, 2009, we have unsecured loans from a shareholder in an aggregate amount of $50,609. The amount due is unsecured with not fixed term of repayment. The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of March 31, 2009, our assets totaled $5, which consisted primarily of cash. Our total liabilities were $63,012, which consisted of the notes payable to shareholder of $50,609 and accounts payable of $12,403. Mondial Ventures had negative working capital at March 31, 2009.

The Company will require additional capital to fund operations at its mine site, and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan. The Company does not have any identified sources of capital at this time. Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations. Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three months ended March 31, 2009. The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations. In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2009. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, the disclosure controls are effective as of March 31, 2009 providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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