Form 10-Q
period 2009-09-30
MONDIAL VENTURES INC
filed 2010-05-11
CIK 1284452

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                         For the period ended September 30, 2009

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

                 27 Chicora Ave
               Toronto, ON, Canada                            M5R 1T7
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

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)


                                                    September 30,   December 31,
                                                         2009          2008
                                                      (unaudited)    (audited)
                                                    -------------  -------------

                       Assets

Cash                                                $          --  $         48
                                                    -------------  -------------

         Total current assets                                  --            48
                                                    -------------  -------------

         Total assets                               $          --  $         48
                                                    =============  =============

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts Payable and accrued Liabilities          $      14,156  $     11,508
  Note payable - related party                             50,609        50,609
                                                    -------------  -------------
         Total current liabilities                         64,765        62,117
                                                    -------------  -------------


Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value; 75,000,000
     shares authorized,  authorized, 9,800,000
     shares issued and outstanding respectively             9,800         9,800
  Additional paid-in capital                               19,800        19,800
  Deficit accumulated during exploration stage            (94,365)      (91,669)
                                                    -------------  -------------

         Total stockholders' equity (deficit)             (64,765)      (62,069)
                                                    -------------  -------------

         Total liabilities and stockholders'
         equity (deficit)                           $          --  $         48
                                                    =============  =============


   The accompanying notes are an integral part of these financial statements

                                            MONDIAL VENTURES, INC.
                                           Statements of Operations
                                                  (unaudited)
                                        (An Exploration Stage Company)

                                                                                                    May 29,
                                                                                                     2002
                                                                                                  (Inception)
                                          Three months ended              Nine months ended          Through
                                            September 30,                   September 30,         September 30
                                         2009            2008           2009           2008           2009
                                     -------------  -------------  -------------  -------------  -------------
Revenue                                         --             --             --             --            --
                                     -------------  -------------  -------------  -------------  -------------

Operating expenses:

    Mineal Property Acquisition                 --             --             --             --        12,000
    Office and general                          --             24             48            206        13,253
    Professional expense                       903            886          2,648          2,627        69,112
                                     -------------  -------------  -------------  -------------  -------------

Total operating expenses             $         903  $         910  $       2,696  $       2,833        94,365
                                     -------------  -------------  -------------  -------------  -------------


         Net income (Loss)                    (903)          (910)        (2,696)        (2,833)      (94,365)
                                     =============  =============  =============  =============   ============

Basic and diluted loss per share     $          --  $          --             --  $          --

Basic weighted average
    common shares outstanding            9,800,000      9,800,000      9,800,000      9,800,000
                                     =============  =============  =============  =============
Diluted weighted average common
   shares outstanding                   11,211,507      9,800,000     11,211,507      9,800,000




                   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                  (unaudited)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                            September 30,          September 30,
                                          2009           2008          2009
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $      (2,696) $      (2,833) $    (94,365)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Increase in Accounts Payable           2,648          2,627         9,405
                                     -------------  -------------  -------------
         Net cash provided by
         (used in) operations                  (48)          (206)      (84,960)

Cash flows from (used in) investing
  activities:
                                     -------------  -------------  -------------

         Net cash used in
         investing activities                   --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
  Loan from officer/shareholder                                --            --
  Loan from related party                       --             --        50,609
  Issuance of common stock                      --             --        29,600
                                     -------------  -------------  -------------

         Net cash provided by
         financing activities                   --             --        80,209
                                     -------------  -------------  -------------

         Net change in cash                    (48)          (206)           --

Cash, beginning of period                       48            284            --
                                     -------------  -------------  -------------

Cash, end of period                  $          --  $          78  $         --
                                     =============  =============  =============
Supplemental disclosure of cash
 flow information:
  Interest paid                      $          --             --  $         --
                                     =============  =============  =============
  Income taxes paid                  $          --  $          --  $         --
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

Note 5   Convertible Note Payable

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


Note 7   Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At September 30, 2009, the Company had an accumulated deficit of $94,365 and a working capital deficiency of $64,765. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors

Note 8   Subsequent Events

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

Financial Condition and Changes in Financial Condition

We did not earn any revenues during the three month and nine month periods ending September 30, 2009. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property. We incurred operating expenses in the amount of $903 for the three month period ended September 30, 2009, consisting of professional fees of $903 and office and general costs of $0. For the same period ending September 30, 2008, we incurred operating expenses in the amount of $910, consisting of professional fees of $886 and office and general costs of $ 24.

We incurred operating expenses in the amount of $2,696for the nine month period ended September 30, 2009 consisting of professional fees of $2,648 and office and general costs of $48. For the same period ending September 30, 2008 we incurred operating expenses in the amount of $2,833 consisting of professional fees of $2,627 and office and general costs of $206.

Our net loss increased in the nine month period ended September 30, 2009, as compared to the same period in fiscal 2007 ($2,696 as compared to $2.833 for 2008).

Liquidity and Capital Resources

Since inception to May 29, 2002, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At September 30, 2009, we have unsecured loans from an unrelated party in an aggregate amount of $50,609. The amount due is unsecured with not fixed term of repayment. The repayment of any portion of the shareholder notes, either principal or interest, is limited by the free cash flow from operations.

As of September 30, 2009, our assets totaled $0, which consisted primarily of cash. Our total liabilities were $64,765, which consisted of the notes payable to an unrelated party of $50,609 and accounts payable of $14,156. Mondial Ventures had negative working capital at September 30, 2009

The Company will require additional capital to fund operations at its mine site, and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan. The Company does not have any identified sources of capital at this time. Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations. Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three and nine months ended September 30, 2009. The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations. In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2009. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, the disclosure controls are effective as of September 30, 2009 providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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