Form 10-K
period 2009-12-31
MONDIAL VENTURES INC
filed 2010-05-11
CIK 1284452

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ---------------------

                                   FORM 10-K

                             ---------------------


 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended DECEMBER 31, 2009

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from _____ to _______

                       Commission file number: 000-51033
                       ---------------------------------

                             MONDIAL VENTURES, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Nevada                                         Applied For
----------------------------------------------            ----------------------
 (State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                              Identification No.)

    27 Chicora Ave Toronto Ontario, Canada                        M5R 1T7
------------------------------------------------          ----------------------
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

Up to December 31, 2009, we have spent $16,542 on the acquisition and exploration of the Q29 property.

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

Our president, Mr. Taylor intends to devote five hours per week respectively to our business affairs. It is possible that the demands on Mr. Taylor from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Taylor may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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


Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

None

Changes in Securities

The Corporation had 9,800,000 shares of common stock issued and outstanding as of December 31, 2009 and December 31, 2008.

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

Results of Operations For the Year Ended December 31, 2009

We did not earn any revenues during the year ending December 31, 2009. At December 31, 2009, we had an accumulated deficit of $100,032 and a working capital deficiency of $70,432.

In 2009, our operating expenses in consisted of $3,898 in professional fees and $(77) in office and general costs and $4,542 in mineral property acquisition expense.

As at December 31, 2009, we had $0 in cash and liabilities totaling $70,432 consisting of accounts payable and accrued liabilities of $8,201 and $50,609 loan due to an unrelated party and $11,622 due to a shareholder.

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




            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------


To the Board of Directors and
Shareholders of
Mondial Ventures Inc.


We have audited the accompanying balance sheets of Mondial Ventures Inc. as of December 31, 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended and since May 29, 2002 ( its inception)for its cumulative presentation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondial Ventures Inc. as of December 31, 2009 and the results of their operations and its cash flows for the fiscal year then and since May 20, 2002 ( its inception) for its cumulative presentation in conformity with U.S. generally accepted accounting principles.

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



/s/ Stan J.H. Lee, CPA
------------------
Stan J.H. Lee, CPA



April 25, 2010
Fort Lee, NJ 07024

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)



                                                     December 31,   December 31,
                                                         2009          2008
                                                    -------------  -------------

                      Assets

Cash                                                $          --  $         48
                                                    -------------  -------------

         Total current assets                                  --            48
                                                    -------------  -------------

         Total assets                               $          --  $         48
                                                    =============  =============

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities          $       8,201  $     11,508
  Note payable                                             50,609        50,609
  Shareholder Loan                                         11,622            --
                                                    -------------  -------------

         Total current liabilities                         70,432        62,117
                                                    =============  =============

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value; 75,000,000
     shares authorized, authorized, 9,800,000
     shares issued and outstanding respectively             9,800         9,800
  Additional paid-in capital                               19,800        19,800
  Deficit accumulated during exploration stage           (100,032)      (91,669)
                                                    -------------  -------------

         Total stockholders' equity (deficit)             (70,432)      (62,069)
                                                    -------------  -------------

         Total liabilities and stockholders'
         equity (deficit)                           $          --  $         48
                                                    =============  =============


   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                            Statements of Operations
                         (An Exploration Stage Company)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                              December 31,          December 31
                                          2009           2008          2009
                                     -------------  -------------  -------------

Revenue                                         --             --            --
                                     -------------  -------------  -------------

Operating expenses:

    Mineal Property Acquisition              4,542             --        16,542
    Office and general                         (77)           737        13,128
    Professional expense                     3,898          4,017        70,362
                                     -------------  -------------  -------------

Total operating expenses             $       8,363  $       4,754  $    100,032
                                     -------------  -------------  -------------

    Net income (Loss)                       (8,363)        (4,754)     (100,032)
                                     =============  =============  =============

Basic and diluted loss per share     $          --  $          --
                                     =============  =============

Basic and weighted average
    common shares outstanding            9,800,000      9,800,000
                                     =============  =============

Diluted weighted average common
    shares outstanding                  12,623,014      9,800,000
                                     =============  =============


   The accompanying notes are an integral part of these financial statements


                                                  MONDIAL VENTURES, INC.
                                            Statements of Stockholders' Equity
                                              (An Exploration Stage Company)

                                                                                                   Other
                                                                                                  Compre-
                                                                     Additional                   hensive
                                             Common Stock             Paid-In      Accumulated    Income
                                         Shares       Par Value       Capital       Deficit       (Loss)         Total
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at May 22, 2002 and
December 31, 2002                               --  $          --  $          --  $         --  $         --  $        --

    Issuance of common stock for
    cash at $.001 per share
    December 2003                        9,600,000          9,600             --            --            --        9,600

    Issuance of common stock
    for cash at $.001 per share
    December 2003                          200,000            200         19,800                          --       20,000

    Net loss for the year
    ending Dec 31, 2003                                                                 (5,527)                    (5,527)
                                     -------------  -------------  -------------  ------------  ------------  ------------

Balance at December 31, 2003             9,800,000          9,800         19,800            --            --       24,073

    Net loss for the year ending
    Dec 31, 2004                                                                       (35,841)                   (35,841)
                                     -------------  -------------  -------------  ------------  ------------  ------------
Balance at December 31, 2004             9,800,000          9,800         19,800       (41,368)           --      (11,768)

    Net loss for the year
    ending Dec 31, 2005                                                                (15,328)                   (15,328)
                                     -------------  -------------  -------------  ------------  ------------  ------------

Balance at December 31, 2005             9,800,000          9,800         19,800       (56,696)           --      (27,096)

    Net loss for the year
    ending Dec 31, 2006                                                                (22,238)                   (22,238)
                                     -------------  -------------  -------------  ------------  ------------  ------------

Balance at December 31, 2006             9,800,000          9,800         19,800       (78,934)           --      (49,334)

    Net loss for the year
    ending Dec 31, 2007                                                                 (7,981)                    (7,981)
                                     -------------  -------------  -------------  ------------  ------------  ------------

Balance at December 31, 2007             9,800,000          9,800         19,800       (86,915)           --  $   (57,315)

    Net loss for the year
    ending Dec 31, 2008                                                                 (4,754)                    (4,754)
                                     -------------  -------------  -------------  ------------  ------------  ------------

Balance at December 31, 2008             9,800,000          9,800         19,800       (91,669)           --      (62,069)

    Net loss for the year
    ending Dec 31, 2009                                                                 (8,363)                    (8,363)
                                     -------------  -------------  -------------  ------------  ------------  ------------

Balance at December 31, 2009              9,800,00  $       9,800  $      19,800      (100,032) $         --  $   (70,432)
                                     =============  =============  =============  ============  ============  ============



                        The accompanying notes are an integral part of these financial statements


                             MONDIAL VENTURES, INC.
                            Statements of Cash Flows
                         (An Exploration Stage Company)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                              December 31,          December 31
                                          2009           2008          2009
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $      (8,363) $      (4,754) $   (100,032)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
       Increase in Accounts Payable         (3,307)         4,518         8,201
                                     -------------  -------------  -------------
         Net cash provided by
         (used in) operations              (11,670)          (236)      (91,831)

Cash flows from (used in) investing
activities:
                                     -------------  -------------  -------------

         Net cash used in
         investing activities                   --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
    Loan from officer/shareholder           11,622             --        11,622
    Loan from related party                     --             --        50,609
    Issuance of common stock                    --             --        29,600
                                     -------------  -------------  -------------

         Net cash provided by
         financing activities               11,622             --        91,831
                                     -------------  -------------  -------------

         Net change in cash                    (48)          (236)           --

Cash, beginning of period                       48            284            --
                                     -------------  -------------  -------------

Cash, end of period                  $          --  $          48  $         --
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
                                     =============  =============  =============




   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2009


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

Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At December 31, 2009, the Company had an accumulated deficit of $100,032 and a working capital deficiency of $70,432. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors.

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

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted stock options. Accordingly, no stock-based compensation has been recorded to date

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued authoritative guidance on the FASB Accounting Standards Codification ("ASC") and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles. The codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company's financial statement disclosures beginning with the year ending December 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

The FASB has issued authoritative guidance on Non-controlling Interests in Consolidated Financial Statements. The new codification code is ASC 810, Consolidation. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The implementation of this pronouncement did not have a significant impact on the financial statements of the Company.

The FASB has issued authoritative guidance on Business Combinations. The new codification code is ASC 805, Business Combinations. This statement retains the fundamental requirements that the acquisition method of accounting be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The implementation of this pronouncement did not have a significant impact on the financial statements the Company.

The FASB has issued authoritative guidance on subsequent events, which was primarily codified into Topic 855, Subsequent Events, in the ASC. The guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 did not have a material effect on the Company's financial statements and related disclosures.

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

Note 5   Convertible Note Payable

The note payable is non-interest bearing and due on demand. After July 1, 2009 the note is convertible at the option of the holder into common shares at $.01 per share. Management calculated imputed interest at a rate of 4% per annum and determined that the interest was not material to the financial statements ending December 31, 2009

Note 6   Common Stock

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2009.

Note 7   Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                                         2009           2008
                                                    -------------  -------------

          Net loss                                  $      (8,363) $     (4,754)
                                                    =============  =============

          Expected income tax recovery              $       2,927  $      1,664
          Unrecognized current benefit of
           operating losses                                (2,927)       (1,664)
                                                    -------------  -------------
          Total income taxes                        $           -  $          -
                                                    =============  =============

The Company has available for deduction, against deferred taxable income operating losses of approximately $100,032. These losses, if not utilized, will expire commencing in 2027. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

Note 8   Subsequent Events

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

============== =========================== ===== ===============================
    Name          Position Held with the   Age    Date First Elected / Appointed
                         Corporation
============== =========================== ===== ===============================
Scott Taylor   President and Director      27     May 29, 2002
============== =========================== ===== ===============================
Marc Juliar    Director                    32     Dec 18, 2009
============== =========================== ===== ===============================

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

Marc Juliar is an independent contractor to the Film, Music Video and T.V.Commercial production business. Mr. Juliar has held many positions in the film and production business. Mr. Juliar was an officer and director of Kodiak Energy(KDKN), Inc. from April 2004 to January 2006. Mr. Juliar was an officer and director of Aamaxan Transport, Inc. (AMXT) from September 2005 until April 2008. Mr. Juliar is an officer and director of Paradigm Oil & Gas, Inc. Mr. Juliar attended the University of Toronto located in Toronto, Ontario Marc Juliar is expected to serve as our President, Secretary, Treasurer and sole Director.

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

                                                               Long-Term
                                   Annual                     Compensation
                                 Compensation                    Awards
Name and                 Fiscal                       Stock     All Other
Principal Position        Year    Salary     Bonus    Option     Compen-
                                                      Granted    sation
----------------------------------------------------------------------------
Scott Taylor               2009     $0         --       --        --
President                  2008     $0         --       --        --

Marc Juliar                2009     $0
                           2008     $0

Stock Option Grants

During the year ended December 31, 2009, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There are currently no stock options or stock appreciation rights outstanding.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2009.

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

Scott
Taylor   $  0       --        --        --              --         --       $ 0

Marc
Juliar   $  0       --        --        --              --         --       $ 0

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

Employment Agreements

There are no other management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT & RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

   =============================================================================
    Name and Address of         Amount and Nature of      Percentage of Class(1)
    Beneficial Owner           Beneficial  Ownership
   =============================================================================
    Marc Juliar                        6,000,000                 60.12%
   =============================================================================

    Directors and Officers              6000,000                 60.12
    (as a group)
   =============================================================================

      (1) Based on 9,800,000 shares outstanding as of December 31, 2009 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by DMCL for the audit of the Company's financial statements as of the year end December 31, 2009 and fees billed for other services. On January 21,2009 the board of directors of the Company replaced DMCL with Stan G. H. Lee CPA, as our auditors.

                                     Years Ended
                                  2009         2008
                                  -----------------------

Audit Fees                        $ 3,898     $ 4,017
Audit Related Fees                $     -     $     -
Tax Fees                          $     -     $     -
All other Fees                    $     -     $     -

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)    The following documents are filed as a part of this Report:

1. Financial Statements. The following financial statements of Mondial Ventures, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2009 and 2008.

Statements of Operations for the year ended December 31, 2008, for the year ended December 31, 2009, and for the period May 29, 2002 through December 31, 2009.

Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period May 29, 2002 through December 31, 2009.

Statements of Cash Flows for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period May 29, 2002 through December 31, 2009.

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

Dated: May 11, 2010


MONDIAL VENTURES, INC.

/s/ Marc Juliar
---------------------------
Marc Juliar
President, Chief Executive Officer and Director
(Principal Executive Officer)

--------------------------------------------------------------------------------