Form 10-Q
period 2010-03-31
MONDIAL VENTURES INC
filed 2010-05-11
CIK 1284452

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                             For the period ended March 31, 2010

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of March 31, 2010.

                             MONDIAL VENTURES, INC.
                          Consolidated Balance Sheets
                         (An Exploration Stage Company)



                                                      March 31,     December 31,
                                                        2010           2009
                                                     (unaudited)     (audited)
                                                    -------------  -------------
                      Assets

Cash                                                $          --  $         --
                                                    -------------  -------------

         Total current assets                                  --            --
                                                    -------------  -------------

         Total assets                               $          --  $         --
                                                    =============  =============

  Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts Payable and accrued Liabilities        $       8,951  $      8,201
    Convertible note payable                               50,609        50,609
    Shareholder Loan                                       12,278        11,622
                                                    -------------  -------------

         Total current liabilities                         71,838        70,432
                                                    =============  =============

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value; 75,000,000
     shares authorized, authorized, 9,800,000
     shares issued and outstanding respectively             9,800         9,800
  Additional paid-in capital                               19,800        19,800
  Deficit accumulated during exploration stage           (101,438)     (100,032)
                                                    -------------  -------------

         Total stockholders' equity (deficit)             (71,838)      (70,432)
                                                    -------------  -------------

         Total liabilities and stockholders'
         equity (deficit)                           $          --  $         --
                                                    =============  =============



   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                     Consolidated Statements of Operations
                                  (unaudited)
                         (An Exploration Stage Company)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                               March 31,             March 31
                                          2010           2009          2010
                                     -------------  -------------  -------------

Revenue                                         --             --            --
                                     -------------  -------------  -------------

Operating expenses:

    Mineal Property Acquisition                 --             --        16,542
    Office and general                         656             43        13,784
    Professional expense                       750            895        71,112
                                     -------------  -------------  -------------

Total operating expenses             $       1,406  $         938  $    101,438
                                     -------------  -------------  -------------

    Net income (Loss)                       (1,406)          (938)     (101,438)
                                     =============  =============  =============

Basic and diluted loss per share     $          --  $          --
                                     =============  =============

Basic weighted average
    common shares outstanding            9,800,000      9,800,000
                                     =============  =============

Diluted weighted average common
shares outstanding                      14,003,836      9,800,000




   The accompanying notes are an integral part of these financial statements

                             MONDIAL VENTURES, INC.
                     Consolidated Statements of Cash Flows
                         (An Exploration Stage Company)
                                  (unaudited)

                                                                      May 29,
                                                                       2002
                                                                    (Inception)
                                                                      Through
                                               March 31,             March 31
                                          2010           2009          2009
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $      (1,406) $        (938) $   (101,438)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Increase in Accounts Payable            750            895         8,951
                                     -------------  -------------  -------------
         Net cash provided by
         (used in) operations                 (656)           (43)      (92,487)

Cash flows from (used in) investing
activities:
                                     -------------  -------------  -------------

         Net cash used in
         investing activities                   --             --            --
                                     -------------  -------------  -------------

Cash flows from financing activities:
  Loan from officer/shareholder                656             --        12,278
  Loan from related party                       --             --        50,609
  Issuance of common stock                      --             --        29,600
                                     -------------  -------------  -------------

         Net cash provided by
         financing activities                  656             --        92,487
                                     -------------  -------------  -------------


         Net change in cash                   (656)           (43)           --

Cash, beginning of period                       --             48            --
                                     -------------  -------------  -------------

Cash, end of period                  $          --  $           5  $         --
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

These interim financial statements follow the same significant accounting policies and methods of application as the Company's annual consolidated financial statements for the year ended December 31, 2009.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

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

Note 5   Convertible Note Payable

On April 22, 2009 Scott Taylor renegotiated the terms of the debt the Company. The note payable is non-interest bearing and due on demand. After July 1, 2009 the note is convertible at the option of the holder into common shares at $.01 per share. Management calculated imputed interest at a rate of 4% per annum and determined that the interest was not material to the financial statements ending March 31, 2010.

Note 6   Common Stock

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at December 31, 2009.

Note 7   Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At March 31, 2010, the Company had an accumulated deficit of $101,438 and a working capital deficiency of $71,838. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors

Note 8   Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 10, 2010 and has found no material events to report.

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

Financial Condition and Changes in Financial Condition

We did not earn any revenues during the three month and nine month periods ending March 31, 2010. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property. We incurred operating expenses in the amount of $1,406 for the three month period ended March 31, 2010, consisting of professional fees of $750 and office and general costs of $656. For the same period ending March 31, 2009, we incurred operating expenses in the amount of $938, consisting of professional fees of $895 and office and general costs of $43.

Our net loss increased in the three month period ended March 31, 2010, as compared to the same period in fiscal 2008 ($1,406 as compared to $938). This increase was due to the increase in costs.

Liquidity and Capital Resources

Since inception to May 29, 2002, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At March 31, 2010, we have unsecured convertible loans from an unrelated party in an aggregate amount of $50,609. The amount due is unsecured with not fixed term of repayment. The repayment of any portion of the notes, either principal or interest, is limited by the free cash flow from operations.

As of March 31, 2010, our assets totaled $0, which consisted primarily of staked mineral claimes. Our total liabilities were $71,838, which consisted of the notes payable to an unrelated party of $50,609 and accounts payable of $8,951 and a shareholder loan of 12, 278. Mondial Ventures had negative working capital at March 31, 2010

The Company will require additional capital to fund operations at its mine site, and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan. The Company does not have any identified sources of capital at this time. Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations. Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three and nine months ended September 30, 2009. The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations. In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2010. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, the disclosure controls are effective as of March 31, 2010 providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2009.


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

Date:  May 11, 2010

Mondial Ventures, Inc.

/s/ Marc Juliar
Marc Juliar, President

--------------------------------------------------------------------------------