Form 10-Q
period 2010-09-30
MONDIAL VENTURES INC
filed 2010-11-18
CIK 1284452

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

                    For the period ended September 30, 2010

              [ ] Transition Report pursuant to 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the transition period ______ to ______

                        Commission File Number 000-51033
                                               ---------


                             MONDIAL VENTURES, INC.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)


                     Nevada                                      Pending
                     ------                                      -------
         (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                    Identification No.)

           388 Richmond St. Suite 916
               Toronto, ON, Canada                                M5V 3P1
           --------------------------                             -------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,800,000 Shares of $0.001 par value common stock outstanding as of September 30, 2010.

                             MONDIAL VENTURES, INC.
                                 Balance Sheets
                         (An Exploration Stage Company)



                                                  September 30,    December 31,
                                                      2010            2009
                                                   (unaudited)      (audited)
                                                 ---------------  --------------
                      Assets

Cash                                             $            --  $          --
                                                 ---------------  --------------

      Total current assets                                    --             --
                                                 ---------------  --------------

      Total assets                               $            --  $          --
                                                 ===============  ==============

 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts Payable and accrued Liabilities       $         1,726  $       8,201
  Convertible note payable                                50,609         50,609
  Shareholder Loan                                        25,461         11,622
                                                 ---------------  --------------
      Total current liabilities                           77,796         70,432
                                                 ===============  ==============

Commitments and contingencies

Stockholders' equity (deficit):

  Common stock, $.001 par value; 75,000,000
    shares authorized,9,800,000 shares
    issued and outstanding respectively                    9,800          9,800
  Additional paid-in capital                              19,800         19,800
  Deficit accumulated during exploration stage          (107,396)      (100,032)
                                                 ---------------  --------------

      Total stockholders' equity (deficit)               (77,796)       (70,432)
                                                 ---------------  --------------

      Total liabilities and stockholders'
      equity (deficit)                           $            --  $          --
                                                 ===============  ==============


   The accompanying notes are an integral part of these financial statements


                                                      MONDIAL VENTURES, INC.
                                                     Statements of Operations
                                                           (unaudited)
                                                  (An Exploration Stage Company)


                                                                                                                      May 29, 2002
                                                                                                                      (Inception)
                                                         Three Months Ending            Nine Months Ending              Through
                                                            September 30,                  September 30,             September 30,
                                                       2010            2009            2010             2009             2010
                                                 ---------------  --------------  ---------------  ---------------  ---------------
Revenue                                                       --              --               --               --              --
                                                 ---------------  --------------  ---------------  ---------------  ---------------

Operating expenses:

  Mineal Property Acquisition                                 --              --               --               --          16,542
  Office and general                                         180                            3,614               48          16,742
  Professional expense                                     1,000             903            3,750            2,648          74,112
                                                 ---------------  --------------  ---------------  ---------------  ---------------

Total operating expenses                         $         1,180  $          903            7,364  $         2,696         107,396
                                                 ---------------  --------------  ---------------  ---------------  ---------------

      Net income (Loss)                                   (1,180)           (903)          (7,364)          (2,696)       (107,396)
                                                 ===============  ==============  ===============  ===============  ===============

Basic and diluted loss per share                 $            --  $           --               --  $            --
                                                 ===============  ==============  ===============  ===============

Basic weighted average
  common shares outstanding                            9,800,000       9,800,000        9,800,000        9,800,000
                                                 ===============  ==============  ===============  ===============

Diluted weighted average common
  shares outstanding                                  14,860,900       9,800,000       14,860,900        9,800,000
                                                 ===============  ==============  ===============  ===============



                            The accompanying notes are an integral part of these financial statements

                                                                2


                                      MONDIAL VENTURES, INC.
                                     Statements of Cash Flows
                                  (An Exploration Stage Company)
                                           (unaudited)


                                                                                    May 29, 2002
                                                                                    (Inception)
                                                                                      Through
                                                           September 30,           September 30,
                                                       2010            2009            2010
                                                 ---------------  --------------  ---------------
Cash flows from operating activities:
  Net loss                                       $        (7,364) $       (2,696) $     (107,396)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Increase in Accounts Payable                        (6,475)          2,648           1,726
                                                 ---------------  --------------  ---------------
      Net cash provided by (used in) operations          (13,839)            (48)       (105,670)

Cash flows from (used in) investing activities:
                                                 ---------------  --------------  ---------------

          Net cash used in
          investing activities                                --              --              --
                                                 ---------------  --------------  ---------------

Cash flows from financing activities:
  Loan from officer/shareholder                           13,839              --          25,461
  Loan from related party                                     --              --          50,609
  Issuance of common stock                                    --              --          29,600
                                                 ---------------  --------------  ---------------

          Net cash provided by
          financing activities                            13,839              --         105,670
                                                 ---------------  --------------  ---------------


          Net change in cash                                  --             (48)             --

Cash, beginning of period                                     --              48              --
                                                 ---------------  --------------  ---------------

Cash, end of period                              $            --  $           --  $           --
                                                 ===============  ==============  ===============

Supplemental disclosure of cash flow
 information:
    Interest paid                                $            --              --  $           --
                                                 ===============  ==============  ===============
    Income taxes paid                            $            --  $           --  $           --
                                                 ===============  ==============  ===============



            The accompanying notes are an integral part of these financial statements

                             Mondial Ventures, Inc.
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                                  (Unaudited)
                               September 30, 2010


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

Note 5    Convertible Note Payable

On April 22, 2009 the company was informed that the related party debt had been sold to an unrelated third party. The Company renegotiated the terms of the note payable. The note payable is non-interest bearing and due on demand. After July 1, 2009 the note is convertible at the option of the holder into common shares at $.01 per share. Management calculated imputed interest at a rate of 4% per annum and determined that the interest was not material to the financial statements ending September 30, 2010.

Note 6    Common Stock

The Company is currently authorized to issue 75,000,000 common shares with a par value of $0.001 and has issued 9,800,000 shares as at September 30, 2010.

Note 7    Going Concern

The Company commenced operations on May 29, 2002 and has not realized any revenues since inception. At September 30, 2010, the Company had an accumulated deficit of $107,396 and a working capital deficiency of $77,796. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through the issuance of common and advances from a director. Management plans to raise additional funds through issuance of additional capital stock and advances from directors.

Preferred Stock

Through an action taken by one of the stockholders on October 26, 2010, the Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $ 0.0001 per share. The action becomes effective upon filing and approval of the Certificate of Amendment.

Common Stock

Immediately following approval of Certificate of Amendment in respect to the increase in the number of authorized shares of common stock through an action taken by one of the shareholders on October 27, 2010, there will 250,000,000 shares of common stock authorized.

Both actions were approved on October 26, 2010 by a shareholder holding a majority of the Company issued and outstanding common stock

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our Company's consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms:
"Company", "we", "us" and "our" refer to Mondial Ventures, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management's Discussion and Analysis of Financial Condition or Results of Operations - "Forward-Looking Statements" below and elsewhere in this report, and under the heading "Risk Factors" and "Environmental Laws and Regulations" disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles.

Financial Condition and Changes in Financial Condition

We did not earn any revenues during the three month and nine month periods ending September 30, 2010. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Q29 property. We incurred operating expenses in the amount of $1,180 for the three month period ended September 30, 2010, consisting of professional fees of $1,000 and office and general costs of $180. For the same period ending September 30, 2009, we incurred operating expenses in the amount of $903, consisting of professional fees of $903. For the nine month period ending September 30, 2010 we incurred operating expenses in the amount of $7,364 , consisting of professional fees of $3,750 and office and general costs of $3,614. For the same period ending September 30, 2009, we incurred operating expenses in the amount of $2,696, consisting of professional fees of $2,648 and office and general costs of $48.

Our net loss increased in the three month period ended September 30, 2010, as compared to the same period in fiscal 2009($1,180 as compared to $903). This increase was due to the increase in costs.

Liquidity and Capital Resources

Since inception to May 29, 2002, we have funded most of our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder. At September 30, 2010, we have unsecured convertible loans from an unrelated party in an aggregate amount of $50,609. The amount due is unsecured with not fixed term of repayment. The repayment of any portion of the notes, either principal or interest, is limited by the free cash flow from operations.

As of September 30, 2010, our assets totaled $0. . Our total liabilities were $77,796, which consisted of the notes payable to an unrelated party of $50,609 and accounts payable of $1,726 and a shareholder loan of 25,461. Mondial Ventures had negative working capital at September 30, 2010

The Company will require additional capital to fund operations at its mine site, and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan. The Company does not have any identified sources of capital at this time. Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations. Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three and nine months ended September 30, 2010. The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations. In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

Item 4    Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2010. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, the disclosure controls are effective as of September 30, 2010 providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Date: November 18, 2010

Mondial Ventures, Inc.

/s/ Marc Juliar
---------------
Marc Juliar, President

--------------------------------------------------------------------------------