Form 10-K
period 2010-12-31
MONDIAL VENTURES INC
filed 2011-04-15
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33202

MONDIAL VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4481914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4625 West Nevso Drive, Suite 2, Las Vegas, NV 89103	(702) 253-7870
(Address of principal executive offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value  $.0001

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                  Yes  ☐  No ☑
   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                  Yes  ☐  No ☑
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☐  No ☑
   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No  ☐
   Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐   No  ☑
   As of June 30, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $39,000.
   As of March 31, 2011, the registrant had outstanding 100,000,000 shares of Common Stock, par value $.0001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This report (this “Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (the “SEC”), and public announcements that we have previously made or may subsequently make include, may include or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that Act.  These forward looking statements relate to, among other things, such matters as anticipated financial performance, business prospects, technological developments, products, expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters.  Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Mondial Ventures, Inc. a Nevada corporation (together with its subsidiaries hereinafter referred to as “we,” “us,” “our,” or “the Company” unless context otherwise requires) expects or anticipates, will or may occur in the future.  Any statements in this Report about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.  We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; the risk that we will not be able to integrate acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; the ability to hire and retain employees; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products or supplies; performance of partners in joint ventures other operations; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to other currencies.  See also “Risk Factors.”  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

The risk factors referred to in this Report could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties described below are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this Report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

MONDIAL VENTURES, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Description of Business

Our Business – Legacy Athletic Apparel

Legacy Athletic Apparel was formed in July 2010 as a Virginia limited liability company.  In December 2010, Legacy Athletic Apparel merged with and into Mondial Ventures, Inc., a Nevada corporation.

Our principal business activities are the development, design, marketing and distribution of branded performance apparel, footwear and accessories for men, women and youth.  We intend to sell our products worldwide to be worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles interested in fashion-forward products.  Our initial focus will be distribution in the lower-tier and mid-tier mass market with potential expansion into the higher tier markets once brand recognition has been established.

We have licensed the applications for the trademarks “Alltimate Ball” and the “AB” logo.  We are in discussions with respect to the licensing of additional trademarks and may decide not to utilize the “Alltimate Ball” and “AB” logo trademarks.  In addition, Mr. Henry, our CEO as licensor, and Legacy Athletic Apparel LLC, as licensee, were parties to an Intellectual Property License Agreement dated as of October 25, 2010.  We assumed the License Agreement in the merger.  Under the License Agreement, the licensor grants to us the exclusive right to use the proprietary marks and other intellectual property covered by the License Agreement in connection with the specified licensed products, which includes the types of athletic-based lifestyle products we intend to market.  We may license additional marks from Mr. Henry.

We also intend to apply to register for additional trademarks and tradenames as well as to license additional trademarks and tradenames from their respective holders.  We therefore intend to have numerous brands geared to differing demographics and consumer groups. We will begin in the athletic arena and then carry extensions into lifestyle and casual wear.

Legacy – Mondial Merger

Pursuant to an Agreement and Plan of Merger dated as of December 14, 2010, entered into by and between Legacy Athletic Apparel LLC, a Virginia limited liability company and Mondial Ventures, Inc., a Nevada corporation, on December 30, 2010, Legacy merged into Mondial, with Mondial being the surviving entity.  As a result of the merger, Mondial succeeded to the business and acquired all the assets and assumed all the liabilities of Legacy. Upon the closing of the merger, each percent of common membership interest of Legacy issued and outstanding was converted automatically into the right to receive 510,000 shares of Mondial common stock, par value $.001 per share, for an aggregate of 51,000,000 shares of common stock. The securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Prior to the closing of the merger transaction, there were 9,800,000 shares of Common Stock issued and outstanding.  Concurrent or promptly following the closing of the merger we converted $78,708 of outstanding indebtedness of the Company into 25,870,000 shares of common stock.  In addition, concurrent or promptly following the closing, we issued 13,330,000 shares of Common Stock to two director nominees in consideration of their agreement to serve as directors of the company. The securities were issued pursuant to exemptions from registration under Regulation S, Rule 506 of Regulation D and Section 3(a)(9) of the Securities Act, as applicable.  Following the completion of the merger, there were 100,000,000 shares of common stock issued and outstanding.

Historical Mining Operations

Mondial Ventures, Inc. was incorporated in the State of Nevada on May 29, 2002.  Prior to the merger, we were an exploration stage mineral company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we would discover and that demonstrated economic feasibility.   Prior to December 15, 2010, we owned a 100% interest in four contiguous mineral claims collectively known as the Q29 property.  The claims expired on December 15, 2010, and in light of our determination to change our business as contemplated in the merger, we did not re-stake the claims.

Prior to the merger, our plan of operation had been to conduct exploration work on the Q29 property in order to ascertain whether it possessed economic quantities of copper or gold.  There could be no assurance that economic mineral deposits or reserves existed on the Q29 property until appropriate exploration work could be done and an economic evaluation based on such work concluded that production of minerals from the property is economically feasible.

On December 22, 2003, we entered into an agreement with Mr. Edward McCrossan of Vancouver, British Columbia, whereby he agreed to sell to us a total of four mineral claims located approximately 20 kilometers west of Port Alice, British Columbia.  To acquire a 100% interest in these claims, on January 5, 2004 we paid $6,000 to Mr. McCrossan.  Other than selling the Q29 claims to us, Mr. McCrossan has not had and does not have any relationship or affiliation with us or our management.  In October 2008, due to inactivity the claims expired.  We were not able to obtain the necessary funds to re-stake the properties until December 2009.  On December 29, 2009 we re-staked the claims to move forward with further exploration of the property.  Up to December 31, 2009, we had spent $16,542 on the acquisition and exploration of the Q29 property.  The Q29 claims expired December 15, 2010, and we did not re-stake them.

The Q29 property consisted of four mineral claims. These claims would only have been valid as long as we spent a minimum of $880 in exploration work on each claim per year.  If we spend more than $880 on exploration in one calendar year, an excess amount may be carried forward to subsequent years.  Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing. We determined not to re-stake the Q29 claim on December 15, 2010 in light of our determination to change our line of business.

Footwear and Apparel Industry Overview

The U.S. footwear manufacturing industry primarily consists of about 100 manufacturers with sales of about $2 billion.  The major shoe companies in the U.S., including NIKE, Skechers USA, and Timberland, are mainly owners of brand names that “source” their shoes from independent manufacturers outside the U.S.  Some U.S. manufacturers, like New Balance, make a percentage of their shoes in the U.S. while other smaller operations manufacture all their shoes in the U.S.

The U.S. footwear retail industry includes about 30,000 stores with combined annual revenue of about $25 billion.  Major companies include Payless, ShoeSource, Brown Shoe Company (which owns Famous Footwear and Naturalizer), Foot Locker, and DSW.  Shoe manufacturers, such as Nike, also have retail operations.

The U.S. apparel manufacturing industry includes about 8,000 companies that have combined annual revenue of about $20 billion. Large companies include Levi Strauss, Phillips-Van Heusen, VF Corporation, and Warnaco. The industry is fragmented: the 50 largest companies generate less than 40 percent of revenue.  The industry includes knitting mills, but most apparel is cut and sewn.

The U.S. clothing retail industry includes about 100,000 stores with combined annual revenue of about $150 billion. Large companies include TJX Companies (TJ Maxx, Marshalls); Gap; Limited Brands; Ross; and Abercrombie & Fitch.  The industry is concentrated: the 50 largest companies account for about 65 percent of industry revenue.

The U.S. athletic apparel market is the world’s largest sportswear market, accounting for 41% of total sales, followed by the European Union, which accounts for about 38% of total sporting apparel turnover.  There is a stiff competition among the sportswear brands that control a majority of the share of this market.  These companies spend heavily on innovation and sponsorship events which act as major barriers for the new entrants to this industry.

Our Products

Our product offerings will consist of footwear, apparel and accessories for men, women and youth.  We will market our products at multiple price levels, but our primary and initial target will be the lower-tier and mid-tier mass market.  We will provide consumers with what we believe to be a more economical and fashionable alternative to traditional athletic products.

Apparel

Our apparel will be offered in a variety of styles and fits intended to enhance comfort and mobility, as well as to exhibit a current fashionability that is suitable to wear off the field and out on the town.

Footwear

We plan to begin by offering footwear for men, women and youth, and each year will expand our footwear offerings.  Our footwear offerings will begin with the basketball shoe.  We will then expand into developing new footwear categories, such as baseball, football and soccer shoes, as well as skater and casual athletic shoes.

Accessories

We will also enter into agreements with our licensees to develop accessories related to our apparel and footwear products. Our product, marketing and sales teams will be actively involved in all steps of the design process in order to maintain brand standards and consistency.  Our licensees will include bags, socks, headwear, watches, eyewear and other products designed to be used and worn in a manner complementary to our other product offerings.

Our Business Strategy

Our revenues will be generated primarily from the licensing and wholesale distribution of our products to national and regional retailers, primarily in the lower-tier and mid-tier mass market.  We will also generate revenue from product licensing and from the sale of our products through our direct to consumer sales channel, which includes sales through our website and catalogs.  As our brand recognition grows, we intend to build flagship stores in the major metropolitan areas of the U.S. such as New York, Los Angeles, Miami and Chicago.  We intend to offer our products in retail stores worldwide.  A large majority of our products will be sold in North America; however, we believe that our products will appeal to athletes and consumers with active lifestyles around the globe.  We will seek international distributors and licensees for our products.  We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets.  Virtually all of our products will be manufactured by unaffiliated manufacturers operating outside of the United States.

Sales and Marketing

We will focus on marketing and selling our products to consumers for use in athletics, fitness, and lifestyle activities. We will maintain control over our brand image with an in-house marketing and promotions department that designs and produces most of our advertising campaigns. We will seek to drive consumer demand for our products by building brand equity and awareness as a leading athletic brand and lifestyle brand.

Sports/Entertainment Marketing

Our marketing and promotion efforts will begin with a strategy of selling our products to mass market consumers by advertising the product being worn by high-performing athletes and teams on the collegiate and professional levels, legendary streetballers, and by these same athletes as well as entertainment celebrities out on the town.  As a result, our products will be seen on the field as well as at high-profile events, giving our products exposure to various consumer audiences through the internet, television, magazines and live at sporting and other events.  This exposure to consumers will help us establish both performance and fashion forward authenticity as consumers can see our products being worn by high-performing athletes during athletic events as well as by entertainment celebrities during entertainment events.

We will also have sponsorship agreements with individual athletes.  Our strategy is to find the next generation of stars as well as mid-tier athletes.  We will begin initially with NBA athletes and then expand into sponsorship agreements with athletes in other sports.  As our revenues increase, we will have the opportunity to solicit higher tier players as well.  We will seek sponsorship agreements with entertainment celebrities, including actors and musical artists, as well.

We will seek to sponsor events to drive awareness and brand authenticity from a grassroots level.  For example, we plan to enter into an agreement with the NFL Combine to associate the brand with the development of an athletic training platform.  In 2011, we plan to also sponsor a number of combines, camps and clinics for many sports at regional sites across the country for male and female athletes.  We will sponsor a bus tour which will carry our grassroots marketing team across the country – to high school and college events, professional sporting events, neighborhood events, and concerts – doing give-aways as part of our promotional campaign.  The bus will be wrapped with our advertising and also appear at major sporting events such as the Superbowl and NBA All-Star Weekend.

We will reach young basketball athletes at all levels by sponsoring basketball events, camps and clinics in association with established youth organizations. We will also solicit agreements with high schools and colleges teams to provide uniforms and utilize the team games as advertising opportunities for our products.

We plan to be a sponsor of BET’s RIP the RUNWAY, the BET awards, award shows on MTV and VH1, and the ESPY Awards Show and will use the national platforms to launch our commercial campaigns.  We believe these relationships will create significant product and brand exposure that will contribute to our on-field and off-field authenticity.

Media and Promotion

We intend to feature our products in a variety of national publications such as Vibe, SPIN, ESPN the Magazine, Sports Illustrated, Complex, NBA Magazine and Source, and to advertise regularly in several sport-specific and fashion-specific publications.  We also plan to purchase advertising spots on the major networks, on children’s shows and on TNT, NBATV, ESPN, BET, and MTV.  We also plan to advertize our brand and products on billboards nationwide.

Our media campaigns will run in a variety of lengths and formats and will include campaigns featuring several NBA players initially, and subsequently featuring athletes from other sports as well as entertainment celebrities.  We hosted several events at 2011 NBA All-Star Weekend in Los Angeles and undertook an extensive advertising campaign to launch our company and commence brand recognition for our inaugural product line.  Our ability to secure product placement in movies, television shows and video games will also allow us to reinforce our authenticity as well as establish our brand with broader audiences who may not otherwise be exposed to our advertising and brand efforts.

Retail Marketing and Product Presentation

The primary component of our retail marketing strategy will be to effectively exploit the floor space dedicated to our products within our major retail accounts.  The design and funding of our concept shops within our major retail accounts will be a key initiative for securing prime floor space, educating the consumer and creating an exciting environment to introduce the consumer to our brand.  Our concept shops will enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images.  We will use a similar approach with our international retail accounts.  Our flagship stores will have a design consistent with our concept shops in order to enhance our brand recognition.

Across our many retailers and flagship stores, we will also use in-store fixtures and displays that highlight our logo and have an athletic but fashion-forward look.  We believe our in-store fixtures and displays will be are exciting and unique.  These displays will provide an easily identifiable place for consumers to look for our products and are intended to reinforce the message that our brand is distinct from our competitors.

We will work with our retailers to establish optimal placement for our products and to have the brand represented in the many departments of large national or regional retail chains.  The fixtures and displays will enable us to achieve placement of our products throughout stores by providing retailers with outposts to use in various store sections.

Manufacturing and Distribution

Manufacturing and Sourcing

Substantially all of our products will be manufactured by unaffiliated manufacturers, primarily in the People’s Republic of China, the Philippines and India.  All manufacturers will be evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. Where appropriate, we will strive to qualify multiple manufacturers for particular product types and fabrications.  We will also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which will help us to control the cost of goods sold.  We will enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we will require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns.  In the next several years, we intend to have offices in Asia to support our manufacturing, quality assurance and sourcing efforts for footwear and apparel.

Many of the specialty fabrics and other raw materials which will be used in our products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources.  The fabric and the raw materials used to manufacture our products will be sourced by our manufacturers from a limited number of suppliers pre-approved by us.  The fabrics used by our suppliers and manufacturers will primarily be synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages.

Some products may be manufactured locally in order to build and ship apparel products on tight deadlines for athletes endorsing our products, high-profile athletes, teams and leagues. While these apparel products manufactured represent an immaterial portion of our total net revenues, we believe this will help us to provide superior service to our product endorsers and select customers.

Inventory Management

Our initial objective is to secure a license agreement with a major retailer, wherein we will not be required to carry inventory.  In the event we are required to carry inventory, inventory management will be important to the financial condition and operating results of our business.  We will manage our inventory levels based on any existing orders, anticipated sales and the rapid-delivery requirements of our customers.  Our inventory strategy will be focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and procedures in place to improve our inventory management.  We expect to achieve this by being in stock in core product offerings, which includes products that we plan to have available for sale over the next twelve months and beyond at full price.  In addition, we expect to achieve our inventory strategy by ordering our seasonal products based on current bookings, shipping seasonal product at the start of the shipping window in order to maximize the productivity of floor space at our retailers and earmarking any seasonal excess for liquidation sales to third parties.

Our practice, and the general practice in the apparel and footwear industries, is to offer retail customers the right to return defective or improperly shipped merchandise.  Because of long lead-times for design and production of our products, from time to time we will commence production of new products before receiving orders for those products.  This will affect our inventory levels for new products.

Licensing/Wholesale Distribution

We plan to have our products in retail stores primarily in North America, but also in retail stores worldwide.  We will also sell our products directly to consumers through our website and catalogs as well as through our flagship stores.

We expect that the majority of our net revenues will be generated from our licensing arrangements and wholesale distribution.  We intend to secure license agreements with national and regional retail chains such K-mart, Wal-mart, Target, Kohl’s, and JC Penneys.  Additional wholesale distribution is intended to be derived from independent and specialty retailers, institutional athletic departments, leagues and teams.  The independent and specialty retailers will be serviced by a combination of in-house sales personnel and third-party commissioned manufacturer’s representatives and will represent an important part of our product distribution strategy and help build on the authenticity of our products.

If we are required to distribute goods domestically, we intend to secure distribution facilities for the distribution of our products. We will also seek third-party logistics providers in international territories for distribution in these respective territories. We will secure additional distribution facilities as needed.

Direct to Consumer Sales

In the next several years, we also expect a portion of our net revenues to be generated through direct to consumer sales.  Direct-to-consumer sales would include discounted sales through our flagship stores and sales through our global website and catalog.  Through our flagship stores, consumers will experience our brand first-hand and have full access to the entire line of our products.

Product Licensing and Sublicensing

In addition to generating revenues through wholesale distribution and direct to consumer sales, we plan to generate revenues from licensing and sub-licensing arrangements to manufacture and distribute our branded products.  To maintain consistent quality and performance, we will pre-approve all products manufactured and sold by our licensees, and our quality assurance team will strive to ensure that the products meet the same quality and compliance standards as the products that we sell directly.

International Revenues

We intend to secure third-party distributors and licensees in Asia, Europe and other territories.  We believe that the trend toward fashionable athletic wear is global, and given the popularity of American sports and athletes, we intend over time to introduce our products throughout the world.  In international markets, we are introducing our apparel, footwear and accessories in a manner consistent with our past brand-building strategy, including selling our products directly to teams, individual athletes and entertainment celebrities in these markets, thereby providing us with product exposure to broad audiences of potential consumers.

Competition

The market for athletic footwear and apparel is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of products.  The fabrics and technology used in manufacturing our products are generally not unique to us, and we do not currently own any fabric or process patents.  Many of our competitors are large apparel, footwear and sporting goods companies with strong worldwide brand recognition and significantly greater resources than us, such as Nike and Adidas.  Smaller brands that have current popularity amongst athletes and youth are our competitors as well.  We will also compete with other manufacturers and private label offerings of certain retailers, including some of our customers.

In addition, we must compete with others for purchasing decisions as well as limited floor space at retailers.  We believe we can be successful in this area because of the good relationships we will develop and as a result of the uniquely fashion forward nature of our products in our specific markets.  However, if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products.

We believe that we will be able to compete successfully because of our brand image and recognition, our competitive price point, the relative performance and quality of our products, our fashion-forward designs and our selective distribution policies.  In the future we expect to compete for consumer preferences and expect that we may face greater competition on pricing.  This may favor larger competitors with lower costs per unit of product produced that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours.  The purchasing decisions of consumers for our products will often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements and changing styles.

Intellectual Property

We believe we own the internally developed material trademarks used in connection with the marketing, distribution and sale of all our products, both domestically and internationally, where our products will be sold or manufactured.  We have licensed our major trademarks, “ALLTIMATE BALL” and the “AB” logo, both of which are currently intent-to-use applications in the U.S. Patent and Trademark office.  We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future.  We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

We believe that the distinctive trademarks that we use in connection with our products are important in building our brand image and distinguishing our products from those of others.  These trademarks are among our most valuable assets. In addition to our distinctive trademarks, we also place significant value on our trade dress, which is the overall image and appearance of our products, and we believe that our trade dress will help to distinguish our products in the marketplace.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products generally are owned or controlled by our suppliers.  As a result, our ability to obtain patent protection for our products is limited and we currently do not own any issued fabric or process patents.  In the event we develop new product applications, we will focus our efforts on obtaining patent protection for what we believe to be strategic, new product applications in the marketplace.  We will file patent applications where we deem appropriate to protect our inventions and designs, and we expect the number of applications to grow as our business grows and as we continue to innovate in a range of product categories.

Regulation

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the U.S., as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold.

We will require that our suppliers, independent manufacturers and licensees of our products operate their businesses in compliance with the laws and regulations that apply to them as well as the social and other standards and policies we impose on them.  We do not control these suppliers, manufacturers or licensees or their labor practices.  A violation of our policies, labor laws or other laws by our suppliers, manufacturers or licensees could interrupt or otherwise disrupt our sourcing or damage our brand image.  Negative publicity regarding the production methods of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturing sources or licensees.

International Regulation

Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export and import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism.  We cannot predict the likelihood of such developments occurring.

The current global economic recession has resulted in a significant slow down in international trade and a sharp rise in protectionist actions around the world.  These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune.  Companies in our industry are facing trade protectionist challenges in many different regions, and we plan to work together with them to address trade issues to reduce the impact to the industry, while observing applicable competition laws.  Notwithstanding our efforts, such actions, if implemented, could result in increases in the cost of our products, which could adversely affect our sales or profitability and the imported footwear and apparel industry as a whole.  Accordingly, we are actively monitoring the developments described below.

China represents an important sourcing and marketing country for us.  Many governments around the world are concerned about China’s growing and fast-paced economy, compliance with WTO rules, currency valuation, and high trade surpluses.  As a result, a wide range of legislative proposals have been introduced to address these concerns.  While some of these concerns may be justified, we intend to work with broad coalitions of global businesses and trade associations representing a wide variety of sectors (e.g., services, manufacturing, and agriculture) to help ensure any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) reflects and considers China’s domestic economy and the important role it has in the global economic community.  We believe other companies in our industry as well as most other multi-national companies are in a similar position regarding these trade measures.

In the event any of these trade protection measures are implemented, we believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers.  If events prevent us from acquiring products from our suppliers in a particular country, our operations could be temporarily disrupted and we could experience an adverse financial impact.  However, we believe we could abate any such disruption, and that much of the adverse impact on supply would, therefore, be of a short-term nature. We believe our principal competitors are subject to similar risks.

Product Liability and Insurance

We will carry standard insurance policies related primarily to workers’ compensation, physical loss to property and business interruption resulting from such loss and comprehensive general, product, and vehicle liability. We may purchase third party coverage for losses in excess of significant levels. Provisions for losses expected under these programs are recorded based upon estimates of aggregate liability for claims incurred utilizing independent actuarial calculations. These actuarial calculations utilize assumptions including historical claims experience, demographic factors and severity factors to estimate the frequency and severity of losses as well as the patterns surrounding the emergence, development and settlement of claims.

Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business.

Employees

As of December 31, 2010, Legacy was run by its founder, Rodney Henry.  If we are successful in executing our business strategy, we anticipate hiring new employees. We do not anticipate that our employees will be represented by a labor union, nor do we anticipate that they will be any part of any collective bargaining agreement.  We intend to have good relations with our employees.

Directors and Executive Officers

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal.  Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors and executive officers.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Rodney Henry	Chief Executive Officer and Chairman	42
Marc Juliar	Director	34
Robert Fiallo	Chief Operating Officer, Director Designee	43
Jeff Sirianni	Director Designee	33
Brian Beerman	Chief Financial Officer	47

Rodney Henry - Chief Executive Officer and Chairman - Rodney Henry is the owner, founder and CEO of Protege, a mass market athletic footwear and clothing brand, founded in 2007, that is distributed nationally by Kmart/Sears in over 3000 stores.  In 2007, Mr. Henry also executive produced, directed and wrote the “Stars on Stars” series on Fox Sports Network, a talk show aired nationally, involving discussions between entertainment celebrities and superstar athletes.  Between 2005 and 2007, Mr. Henry had a production deal with Disney/ESPN and produced “Back in the Day,” a documentary series chronicling the lives of superstar athletes which was also nationally aired.  During that same period, Mr. Henry was also instrumental in the start-up and operation of the Starbury brand, a footwear and apparel line sold at Steve and Barry’s, featuring Stephon Marbury.  Rodney Henry received his B.S. in Business and Marketing from St. Thomas Aquinas College in Sparkill, New York and also attended the Fashion Institute of Technology in New York City.

Marc Juliar - Director (Resigned) - Marc Juliar is an independent contractor to the Film, Music Video and TV Commercial production business.  Mr. Juliar has held many positions in the film and production business Mr. Juliar was an officer and director of Paradigm Oil & Gas, Inc., from November 2006 to May 2010.  Mr. Juliar was an officer and director of Kodiak Energy (KDKN), Inc. from April 2004 to January 2006.  Mr. Juliar was an officer and director of amaxan Transport, Inc. (AMXT) from September 2005 until April 2008. Mr. Juliar attended the University of Toronto located in Toronto, Ontario. Marc Juliar served as our President, Secretary, Treasurer and sole Director until the effective time of the Merger.  Following the merger in December 2010, Mr. Juliar tendered his resignation to the board of directors, to be effective upon the effectiveness of the appointment of Mr. Fiallo and Mr. Sirianni.  Mr. Juliar concurrently resigned from all officer positions with the Company.  His director resignation was effective on January 22, 2011.

Robert Fiallo - Chief Operating Officer and Director - Robert Fiallo has since 2008 been the Chairman and Chief Executive Officer of Potomac Securities, LLC, an SEC-registered, FINRA-licensed broker-dealer of which he was also the founder.  From 2003 to 2008, Mr. Fiallo was Chief Executive Officer of Fidelity & Trust Bank.  As the Founder and CEO of Fidelity & Trust Bank, he led the organization through considerable growth and earnings, eventually merging with a publicly traded regional bank.  Mr. Fiallo is a native Washingtonian with well-established roots in the DC Metropolitan area.  Having attended Fairfax HS and the University of Maryland, a solid foundation was built for a professional career within the financial sector.  His career began as a banker with institutions such as Maryland National Bank, First Tennessee Bank, and F&M Bank.  Mr. Fiallo’s appointment to the board of directors was effective on January 22, 2011.

Jeff Sirianni - Vice President of Business Development, Director - Mr. Sirianni is the Managing Member of ND3, LLC which he founded in 2007.  Prior to 2007, Mr. Sirianni was an educator, most recently teaching elementary school in Loudoun County, VA.  Mr. Sirianni is also the CEO of a small public company Red Branch Technologies, Inc., a reactor/incubator model company focusing on the development of security applications, and President of White Door, Inc., a provider of alternative energy power platforms.  Mr. Sirianni sits on the boards of Red Branch Technologies, Inc., White Door, Inc. and White Door Canarias, S.L., a Canary Island company situated in the U.S. sponsored ZEC zone for economic development.  Mr. Sirianni is also a Co-Founder and Vice Chairman of the Board of The E4 Foundation, a non-profit which focuses on facilitating entrepreneurship and free trade.  Mr. Sirianni is an active early-stage investor and strategic and business consultant to numerous development stage companies.  ND3 assists its clients with a broad range of consulting services in the areas of business development and education to strategic consultation.  ND3 focuses its efforts on developmental stage companies, both public and private, as well as mature companies in need of capital formation, funding introductions, and/or public relations.  Mr. Sirianni’s portfolio as an investor and/or Co-Founder includes Blue Rain, LLC - real estate holdings, Nano Therapies, LLC – unique Nano particles utilized for the delivery of drugs, Green Box Solutions, LLC – a state-of-the-art intelligent power distribution system, Mapachat, LLC – social networking website dedicated to universities around the nation based on geo-location and Potomac Holdings - a boutique investment banking firm which provides consulting and financial services.  Mr. Sirianni is also actively involved with the Canary Island Free Trade and Gateway to Africa initiatives.  Mr. Sirianni earned his degree from King’s College in Wilkes-Barre, PA in 1999 and a Masters Degree from George Mason University in Fairfax, VA in 2002.  Mr. Sirianni’s appointment to the board of directors was effective  January 22, 2011.

Brian Beerman - Chief Financial Officer - Brian Beerman is a Certified Public Accountant and has been a member in the accounting firm Beerman Piper & Associates, LLC since 2001.  Mr. Beerman began his career with the international accounting firm Ernst & Young in 1985, where he worked until 2000.  Mr. Beerman industries and also has specialized in initial public and other offerings.  Mr. Beerman has significant experience working with entrepreneurial companies from the start-up phase through to maturation.  For these clients, Mr. Beerman has assisted in the implementation of information systems, accounting systems and controls, budgeting and cash flow forecasting, and consulted on a variety of other business matters.  Mr. Beerman earned his degree from Duquesne University in Pittsburgh, Pennsylvania.

No directors or executive officers are related to one another.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers

On December 30, 2010, upon effectiveness of the merger described in this Item 1, Marc Juliar resigned from his positions as chief executive officer and chief financial officer and Rodney Henry, Rob Fiallo, and Brian Beerman became the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer of the corporation. In addition, effective upon notice to our shareholders pursuant to SEC Rule 14f-1 on January 22, 2011, Marc Juliar resigned as a director and Rob Fiallo and Jeff Sirianni were appointed directors of the Company.

Facilities

Our corporate headquarters are located at 4625 West Nevso Drive, Suite 2, Las Vegas, Nevada 89103.  We anticipate that our future manufacturing will be outsourced and that our facilities needs will be primarily targeted to marketing, sales and administrative staff and will be available to us on commercially reasonable terms.  We anticipate in 2011 opening a show room for our products in Las Vegas, Nevada.

Other

Our Internet address is www.LegacyAthleticBrand.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports will be available, without charge, on our website, www.LegacyAthleticBrand.com, as soon as reasonably practical after they are filed electronically with the Securities and Exchange Commission (“SEC”).  Copies are also available, without charge, from Legacy Athletic Apparel, 4625 West Nevso Drive, Suite 2, Las Vegas, Nevada 89103, Attention: Secretary.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements
Some of the statements contained in this Report and the documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Report and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These factors include, without limitation:

·	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

·	our ability to effectively manage our growth and a more complex business;

·	our ability to effectively develop and launch new, innovative and updated products;

·	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

·	our ability to obtain the financing required to grow our business, particularly when credit and capital markets are unstable or tighten;

·	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

·	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

·	changes in consumer preferences or the reduction in demand for athletic and athletic-based lifestyle apparel, footwear and other products;

·	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

·	our ability to effectively market and maintain a positive brand image;

·	the availability, integration and effective operation of management information systems and other technology; and

·	our ability to attract and maintain the services of our senior management and key employees.

The forward-looking statements contained in this Report reflect our views and assumptions only as of the date of this Report.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Our results of operations and financial condition could be adversely affected by numerous risks.  You should carefully consider the risk factors detailed below in conjunction with the other information contained in this Report.  Should any of these risks actually materialize, our business, financial condition and future prospects could be negatively impacted.

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower.  We have limited experience operating a business during a recessionary period and can therefore not predict the full impact of a downturn in the economy on our sales and profitability, including how our business responds when the economy is recovering from a recession. However, a downturn in the economy in markets in which we sell our products may materially harm our sales, profitability and financial condition.

If the financial condition of our retail customers declines, our financial condition and results of operations could be adversely impacted.

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral.  We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty.  A slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our retail customers, which could in turn have an adverse effect on our sales, our ability to collect on receivables and our financial condition.

A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of revenues and negatively impact our prospects for growth.

We anticipate that a large majority of our net revenues will be generated from sales to one or two major retailers. Since we do not anticipate entering into long-term sales contracts with these key customers, relying instead on our relationships with these customers and on our position in the marketplace, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.

If we grow at a pace more rapid than anticipated, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image, net revenues and profitability may decline.

If our operations grow at a pace that is more rapid than anticipated, we would be required to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. In addition, as our business becomes more complex through the introduction of more new products, such as new footwear, and the expansion of our distribution channels and expanded international distribution, these operational strains and other difficulties could increase. These difficulties could result in the erosion of our brand image and have a negative impact on net revenues and net income.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our net revenues and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of sports and lifestyle products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels.

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. The failure to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. In addition, a significant portion of our net revenues may be generated by at-once orders for immediate delivery to customers. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers.

Factors that could affect our ability to accurately forecast demand for our products include:

·	an increase or decrease in consumer demand for our products;

·	our failure to accurately forecast consumer acceptance for our new products;

·	product introductions by competitors;

·	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;

·	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and

·	terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, as well as damage to our reputation and customer relationships.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability.

We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Growing and operating our business will require significant cash outlays and capital expenditures and commitments. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our revenues and gross profit.

The market for athletic and athletic-based lifestyle apparel and footwear is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we will also be competing with other manufacturers, including those specializing in private label offerings of certain retailers, including some of our potential retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among consumers, and greater economies of scale. In addition, our competitors have long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

·	quickly adapting to changes in customer requirements;

·	readily taking advantage of acquisition and other opportunities;

·	discounting excess inventory that has been written down or written off;

·	devoting resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

·	adopting aggressive pricing policies; and

·	engaging in lengthy and costly intellectual property and other disputes.

In addition, while one of our growth strategies is to increase floor space for our products in retail stores, retailers have limited resources and floor space and we must compete with others to develop relationships with them.

Increased competition by existing and future competitors could result in reductions in floor space in retail locations, reductions in sales or reductions in the prices of our products, and if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross margin could have a material adverse effect on our business, financial condition and results of operations.

Our profitability may decline as a result of increasing pressure on margins.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers, which could cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could have a material adverse effect on our results of operations and financial condition.

We rely on third-party suppliers and manufacturers to provide fabrics and material for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our products will be manufactured by unaffiliated manufacturers. We do not anticipate having long-term contracts with our suppliers or manufacturing sources, and we will compete with other companies for fabrics, raw materials, production and import quota capacity.

We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, our unaffiliated manufacturers may not be able to fill our orders in a timely manner. If we experience significant increased demand, or we lose or need to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our brand and our reputation in the marketplace.

Labor disruptions at ports or our suppliers or manufacturers may adversely affect our business.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers or manufacturers, create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net revenues and net income.

Our international operations and the operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.

We anticipate that our apparel and footwear will primarily be manufactured overseas in Asia. In addition, we anticipate a portion of our net revenues to be generated through international sales and licensing fees. As a result of our international manufacturing and sales, we are subject to risks associated with doing business abroad, including:

·	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

·	currency exchange fluctuations;

·
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on the transfer of funds;

·	reduced protection for intellectual property rights in some countries;

·	understanding foreign consumer tastes and preferences that may differ from those in the United States;

·	complying with foreign laws and regulations that differ from country to country;

·	disruptions or delays in shipments; and

·	changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.

Sales of performance athletic products and athletic-based lifestyle products may not continue to grow and this could adversely impact our ability to grow our business.

We believe that continued growth in industry-wide sales of performance athletic products and athletic-based lifestyle products will be largely dependent on consumers continuing to transition from traditional alternatives to athletic-based lifestyle products. If consumers are not convinced that these products are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. If industry-wide sales of athletic-based lifestyle products do not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely impacted.

Fluctuations in the cost of raw materials could negatively affect our operating results.

The fabrics and materials used by our suppliers and manufacturers are synthetic fabrics and involve raw materials, including petroleum-based products. Significant price fluctuations or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold, results of operations and financial condition.

Our operating results will likely be subject to seasonal and quarterly variations in our net revenues and net income, which could adversely affect the price of our Common Stock.

We may experience seasonal and quarterly variations in our net revenues and net income. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for new products and changes in our product mix. Variations in weather conditions may also have an adverse effect on our quarterly results of operations.

As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single year will not necessarily be meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our Common Stock to fluctuate significantly.

The value of our brand and sales of our products could be diminished if we are associated with negative publicity.

We require that our suppliers, independent manufacturers and licensees of our products operate their businesses in compliance with the laws and regulations that apply to them as well as the social and other standards and policies we impose on them. We do not control these suppliers, manufacturers or licensees or their labor practices. A violation of our policies, labor laws or other laws by our suppliers, manufacturers or licensees could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding the production methods of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturing sources or licensees.

In addition, we will have sponsorship contracts with a variety of athletes and feature those athletes in our advertising and marketing efforts. Actions taken by athletes, teams or leagues associated with our products could harm the reputations of those athletes, teams or leagues. As a result, our brand image, net revenues and profitability could be adversely affected.

Sponsorships and designations as an official supplier may become more expensive and this could impact the value of our brand image.

A key element of our marketing strategy is to create a link in the consumer market between our products and professional and collegiate athletes. As competition in the athletic apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements have increased, including the costs associated with obtaining and retaining these sponsorships and agreements. If we are unable to create associations with professional and collegiate athletes, teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. Similarly, as the competition for lifestyle brands has increased, the relative cost of securing sponsorship agreements from entertainment celebrities will increase as well. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.

We may encounter problems at our distribution facilities. Our distribution facilities may utilize computer controlled and automated equipment, which means the operations may be complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Our operations could also be interrupted by floods, fires or other natural disasters near our distribution facilities, as well as labor difficulties. We intend to maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

We will rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis will depend significantly on our enterprise resource planning, warehouse management, and other information systems. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach.

Our future success is substantially dependent on the continued service of our senior management and other key employees.

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Rodney Henry, our founder and Chief Executive Officer. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.

We also may be unable to retain existing management, product creation, sales, marketing, operational and other support personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

If we are unable to attract and retain new team members, including senior management, we may not be able to achieve our business objectives.

 Our growth will depend largely upon significant contributions by our current senior management, product design teams and other key employees. However, to be successful in continuing to grow our business, we will need to continue to attract, retain and motivate highly talented management and other employees with a range of skills and experience. Competition for employees in our industry is intense and we may experience difficulty from time to time in attracting the personnel necessary to support the growth of our business. If we are unable to attract, assimilate and retain management and other employees with the necessary skills, we may not be able to grow or successfully operate our business.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the U.S., as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.

Our Chief Executive Officer controls the majority of the voting power of our common stock.

Our Chairman and Chief Executive Officer, Rodney Henry, beneficially owns 51 million shares outstanding of Common Stock. As a result, Mr. Henry has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. This concentration of ownership may have various effects including, but not limited to, delaying or preventing a change of control.

Our fabrics and manufacturing technology are not patented and can be imitated by our competitors.

The intellectual property rights in the technology, fabrics, materials and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain patent protection for our products is limited and we currently own no fabric, materials or process patents. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenues and profitability could be materially adversely affected.

Our trademark and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.

Our success depends in large part on our brand image. There may be obstacles that arise as we grow our operations and expand our product line and the geographic scope of our marketing. From time to time, we have received claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Any claim, regardless of its merit, could be expensive and time consuming to defend. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.

Our failure to protect our intellectual property rights could diminish the value of our brand, weaken our competitive position and reduce our revenues.

We currently rely on a combination of copyright, trademark and trade dress laws, patent laws, unfair competition laws, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. The steps taken by us to protect our proprietary rights may not be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation of our products and misappropriation of our brand.

In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

From time to time, we may discover unauthorized products in the marketplace that are either counterfeit reproductions of our products or unauthorized irregulars that do not meet our quality control standards. If we are unsuccessful in challenging a third party’s products on the basis of trademark infringement, continued sales of their products could adversely impact our brand, result in the shift of consumer preferences away from our products and adversely affect our business.

We expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

Risks Relating to Our Common Stock

Our Common Stock is subject to “penny stock” regulations that may affect the liquidity of our Common Stock.

Our Common Stock is subject to the rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, for which current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

·	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

·
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws;

·	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price;

·	a toll-free telephone number for inquiries on disciplinary actions, definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

·	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

·	the bid and offer quotations for the penny stock;

·	the compensation of the broker-dealer and its salesperson in the transaction;

·	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock;

·	the liquidity of the market for such stock; and

·	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our Common Stock if it is subject to the penny stock rules.

The public market for our Common Stock is minimal.

Our Common Stock is thinly-traded on the Pink OTC Markets, meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company, such as us, or purchase or recommend the purchase of our Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Common Stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your Common Stock at or near ask prices or at all.

It is anticipated that our stock price will be volatile and the value of your shares may be subject to sudden decreases.

Our stock price is likely to be volatile. The stock market in general and the market for athletic footwear and apparel companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:
·	results of our product development efforts;

·	the timing of market entry for our products;

·	failure of any of our products to achieve commercial success;

·	the announcement of new products or product enhancements by us or our competitors;

·	regulatory developments in the US and foreign countries;

·	ability to manufacture our products to commercial standards;

·	developments concerning our suppliers or marketing partners;

·	changes in financial estimates or recommendations by securities analysts;

·	public concern over our products;

·	developments or disputes concerning patents or other intellectual property rights;

·	product liability claims and litigation against us or our competitors;

·	the departure of key personnel;

·	the strength of our balance sheet;

·	variations in our financial results or those of companies that are perceived to be similar to us;

·	changes in accounting principles or practices;

·	general economic, industry and market conditions; and

·	future sales of our common stock.

A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort may not be adequate.

Your stock ownership will be diluted by our issuance of additional securities, including in connection with subsequent rounds of financing.

We will need further financing for the continued growth of our business to achieve our planned growth. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Raising additional financing may result in our issuing additional securities, which could result in the dilution of your ownership percentage of us. We may also decide to issue shares in exchange for the acquisition of other companies in order to expand business operations. The issuance of any such shares will have the effect of further diluting your ownership percentage.

We may be unable to achieve or sustain profitability or raise sufficient additional capital, which could result in a decline in our stock price.

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our Common Stock will likely decline. We are a company with no revenue and no commercialized products. We will experience significant losses from operations for the foreseeable future. Moreover, you should anticipate that operating and capital expenditures will increase significantly in future years due to continued development expenses, regulatory expenses and the expenses of commencing manufacturing and marketing of our devices.

Our ability to generate sufficient cash flow or to raise sufficient capital to fund our operating and capital expenditures depends on our ability to develop, market and sell our products. This in turn depends, among other things, on the performance of our products and consumer acceptance. While we may develop products, we may not be successful in marketing those products to retailers or to consumers.

There may be restrictions on your ability to resell shares of Common Stock under Rule 144.

Currently, Rule 144 under the Securities Act permits the public resale of securities under certain conditions after a six or twelve month holding period by the seller, including requirements with respect to the manner of sale, sales volume restrictions, filing requirements and a requirement that certain information about the issuer is publicly available (the “Rule 144 resale conditions”). At the time that stockholders intend to resell their shares under Rule 144, there can be no assurances that we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, if so, current in our reporting requirements under the Exchange Act, in order for stockholders to be eligible to rely on Rule 144 at such time. In addition to the foregoing requirements of Rule 144 under the federal securities laws, the various state securities laws may impose further restrictions on the ability of a holder to sell or transfer the shares of Common Stock.

If our directors and executive officers and their affiliates choose to act together, they may have the ability to influence all matters submitted to stockholders for approval.

Our directors, executive officers, and their affiliates in the aggregate, beneficially own approximately 70% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Nevada law, could be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our Board of Directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Nevada law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock.

Sections 78.378 to 78.3793 of the Nevada Revised Statutes generally restrict the ability of a person acquiring a controlling interest in the company to do a business combination with the company without the approval of the board of directors of the company. Sections 78.411 to 78.444 of the Nevada Revised Statutes generally restricts a business combination with a person or its affiliate for three years after a person acquires a 10% or greater interest in our common stock, unless the transaction is approved by our board of directors before the person acquired the 10% interest.

These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.               PROPERTIES

Our corporate headquarters are located at 4625 West Nevso Drive, Suite 2, Las Vegas, Nevada 89103. We anticipate that our future manufacturing will be outsourced and that our facilities needs will be primarily targeted to marketing, sales and administrative staff and will be available to us on commercially reasonable terms. We anticipate in 2011 opening a show room for our products in Las Vegas, Nevada.

ITEM 3.                LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings. From time to time, we may be involved in various legal proceedings in the ordinary course of business.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Description of Securities

Common Stock

There are 250,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance.  As of the date of this Report, there are 100,000,000 shares of common stock issued and outstanding and no shares of preferred stock are issued or outstanding.  The holders of our common stock are entitled to one vote per share on all matters to be voted on by the stockholders. All shares of common stock are entitled to participate in any distributions or dividends that may be declared by the Board of Directors, subject to the terms of any preferred stock. Subject to prior rights of creditors, all shares of common stock are entitled, in the event of our liquidation, dissolution or winding up, to participate ratably in the distribution of all our remaining assets, after distribution in full of preferential amounts, if any, to be distributed to holders of our preferred stock. There are no sinking fund provisions applicable to our common stock. Our common stock has no preemptive or conversion rights or other subscription rights.

Convertible Debt

Prior to the merger of Mondial Ventures, Inc. and Legacy Athletic Apparel, LLC in December 2010, we had $50,609 in convertible notes, convertible into 15,200,000 shares of common stock. Concurrent or promptly following the closing of the merger we converted all of the outstanding convertible notes into 15,200,000 shares of common stock and we converted $28,099 of other outstanding indebtedness of the Company into 10,670,000 shares of common stock. The securities were issued pursuant to exemptions from registration under Regulation S, Rule 506 of Regulation D and Section 3(a)(9) of the Securities Act.

Prior to the merger, Legacy had $30,000 in convertible debt, which we assumed in the merger. This debt is held by Mr. Henry, our Chief Executive Officer, and is convertible into 24,000,000 shares of common stock, commencing in 2013 or upon the occurrence of certain liquidity events. Subject to the limitations on the convertibility of Mr. Henry’s debt, the convertible debt is convertible at the option of the holder into the number of shares of common stock set forth above, subject to customary adjustments in the event of stock splits, dividends or the like.

Warrants and Options

As of the date of this Report we have no outstanding options or warrants to purchase common stock.

Nevada Anti-takeover Statutes

Our Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for the Company. Subject to certain limitations, our Board of Directors is authorized, without the action of our stockholders, to issue authorized but unissued common stock and to designate one or more series of preferred stock, and to issue such authorized but unissued preferred stock. The existence of authorized but unissued common and preferred stock enables us to discourage or to make it more difficult to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

Market For Common Equity and Related Stockholder Matters

Our common stock is quoted on the Pink OTC Markets, under the trading symbol “MNVN.” Our common stock is thinly-traded on the Pink OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. There can be no assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. If such a market is developed, we cannot assure you what the market price of our common stock will be in the future. You are encouraged to obtain current market quotations for our common stock and to review carefully the other information contained in this Report or incorporated by reference into this Report.

We have never declared or paid cash dividends on our capital stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Unregistered Sale of Equity Securities

Convertible Notes

Prior to the closing of the transactions contemplated by the Agreement and Plan of Merger, there were 9,800,000 shares of our common stock issued and outstanding. Concurrent or promptly following the closing of the merger we converted $28,099 of outstanding indebtedness of the Company held by three accredited investors into 10,670,000 shares of common stock and we converted outstanding convertible note indebtedness held by five accredited investors in the aggregate amount of $50,609 into 15,200,000 shares of common stock. In addition, concurrent or promptly following the closing, we issued 13,330,000 shares of common stock to two director nominees in consideration of their agreement to serve as directors of the Company. The securities were issued pursuant to exemptions from registration under Regulation S, Rule 506 of Regulation D and Section 3(a)(9) of the Securities Act, as applicable.

Merger Agreement

Pursuant to the terms of the merger, Legacy merged with and into Mondial, with Mondial being the surviving entity.  As a result of the merger, Mondial succeeded to the business and acquired all the assets and assumed all the liabilities of Legacy. Upon the closing of the merger, each percent of common membership interest of Legacy (such percentages, the “Legacy Shares”) issued and outstanding were converted automatically into the right to receive a 510,000 shares of Mondial common stock, or up to an aggregate of 51,000,000 shares of common stock, subject to the rights of the former members of Legacy to exercise and perfect their dissenters’ rights, if any, under applicable provisions of Virginia law to accept cash in lieu of shares of common stock. No Legacy member exercised dissenter’s rights.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Prior to the closing of the transactions contemplated by the Agreement and Plan of Merger, there were 9,800,000 shares of common stock issued and outstanding. Concurrent or promptly following the closing of the merger we converted $28,099 of outstanding indebtedness of the Company held by three accredited investors into 10,670,000 shares of common stock and we converted outstanding convertible note indebtedness held by five accredited investors in the aggregate amount of $50,609 into 15,200,000 shares of common stock. In addition, concurrent or promptly following the closing, we issued 13,330,000 shares of common stock to two director nominees in consideration of their agreement to serve as directors of the Company. The securities were issued pursuant to exemptions from registration under Regulation S, Rule 506 of Regulation D and Section 3(a)(9) of the Securities Act, as applicable.

Following the completion of the transactions contemplated by the merger agreement, there were 100,000,000 shares of common stock issued and outstanding (subject to the rights of the former members of Legacy to exercise and perfect their dissenters’ rights, if any, under applicable provisions of Virginia law). In connection with the closing of the merger, the sole member of Legacy waived any dissenters’ rights, and so we believe no Legacy Shares are entitled to dissenters’ rights.

Defaults upon Senior Securities

We do not have any senior securities as of the date of this Report other than the convertible notes issued to our Chief Executive Officer, which are not in default.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our Consolidated Financial Statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors” and “Business.”

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

Overview

We intend to become a leading developer, marketer and distributor of branded performance apparel, footwear and accessories.  We began operations in July 2010 as Legacy Athletic Apparel LLC and then merged with Mondial Ventures, Inc. on December 30, 2010.  We plan to sell our products worldwide and have them worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles.

We believe there is an increasing recognition of the benefits of an active lifestyle as well an increasing popularity in American sports.  We believe this trend provides us with an expanding consumer base for our products. We also believe there is a continuing shift in consumer demand from traditional non-performance products to sports performance products as well as sports-related styles. We believe that these shifts in consumer preferences and lifestyles are not unique to the United States, but are occurring in a number of markets globally, thereby increasing our opportunities to introduce our performance products to new consumers.

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth and a more complex business. We may not consistently be able to anticipate consumer preferences and develop new and innovative products in a timely manner that meets changing preferences. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to “Risk Factors.”

Mining Operations

Legacy – Mondial Merger

Pursuant to an Agreement and Plan of Merger dated as of December 14, 2010, entered into by and between Legacy Athletic Apparel LLC, a Virginia limited liability company and Mondial Ventures, Inc., a Nevada corporation, on December 30, 2010, Legacy merged into Mondial, with Mondial being the surviving entity.  As a result of the merger, Mondial succeeded to the business and acquired all the assets and assumed all the liabilities of Legacy.

Historical Mining Operations

Mondial Ventures, Inc. was incorporated in the State of Nevada on May 29, 2002.  Prior to the merger, we were an exploration stage mineral company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we would discover and that demonstrated economic feasibility.   Prior to December 15, 2010, we owned a 100% interest in four contiguous mineral claims collectively known as the Q29 property.  The claims expired on December 15, 2010, and in light of our determination to change our business as contemplated in the merger, we did not re-stake the claims.

Results of Operations For the Year Ended December 31, 2010

We did not earn any revenues during the year ending December 31, 2010.  At December 31, 2010, we had an accumulated deficit of $122,577 and a working capital deficiency of $53,973.

In 2010, our operating expenses consisted of $3,750 in professional fees, $5,465 in office and general costs, and $0.00 in mineral property acquisition expense.

As of December 31, 2010, we had $53 in cash and liabilities totaling $54,026 consisting of accounts payable and accrued liabilities of $906, interest accrued of $3,125 and a $50,000 loan due to an unrelated party.

We had not generated any revenue from inception to December 31, 2010 and are dependent upon obtaining financing to pursue our proposed business activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.  Effective December 30, 2010, we merged with Legacy Athletic Apparel LLC and have changed our business to the athletic footwear, apparel and accessories business.

General – Footwear, Apparel and Accessories

Revenue and Expenses

We are currently a development stage company.  We do not yet have any revenues.  We are still devoting substantially all of our efforts on establishing the business and our planned principal operations have not commenced.  We expect our revenues to be comprised of both net sales and license revenues.  Net sales will comprise sales from our primary product categories, which are apparel, footwear and accessories.

Our selling, general and administrative expenses will consist of costs related to marketing, selling, product innovation and supply chain and corporate services.  Personnel costs are included in these categories based on the employees’ function.  Personnel costs will include salaries, benefits and incentive and stock-based compensation expense related to the employee.  Our marketing costs are an important driver of our growth.  We expect marketing costs to consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program.

No Revolving Credit

We do currently have a revolving (or other) credit facility with any lending institutions.

Long Term Debt

We currently do not have any long-term debt agreements.

Financial Position, Capital Resources and Liquidity

We will require additional funding in order to proceed with proposed product development and to cover administrative costs.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock as well as from debt financing.  We are currently in discussions with individuals and investment brokerage firms as part of our plan to raise up to $1.5 million for fiscal year 2011.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or from debt financing.

Since January 1, 2011, we have raised $120,000 through short-term debt arrangements.  These sums were expended for marketing costs such as advertising, event sponsorship, and hiring of a public relations firm to launch the recognition of our company at 2011 NBA All-Star Weekend in Los Angeles, California.  The marketing campaign was specifically designed to appeal to our demographic, i.e., the fashion-conscious consumer interested in athletic gear suitable for wear both on the field and out on the town.  Our company and our CEO, Rodney Henry, were featured in publications such as USA Today, Inc. Magazine, LA Business Journal and Yahoo News.  The events sponsored by us were well-attended and we believe highly successful.   Our events and the press coverage we received generated inquiries and interest from retailers, vendors, potential investors and technology companies.

Our cash reserves are not sufficient to meet our obligations for the next 12-month period.  As a result, we are currently seeking additional funding through both equity and debt arrangements.  Our plan includes discussions with individuals and investment brokerage firms.   At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debt arrangements to meet our obligations over the next 12 months.  We currently do not have any arrangements in place for any future equity financing.

We also intend to seek debt financing by way of bank loan, line of credit, trade financing or otherwise.  We may also seek financing through a factor.  We are, however, not yet in a favorable position to secure these arrangements as we do not yet have any orders or revenue.

We are also considering various joint venture agreements with technological companies that have developed new technologies that will enhance the performance and look of our products.   In addition, we are in discussions with celebrities who currently have licensed product in stores as well as owners of recognized trademarks for lifestyle and athletic products.  While we do not anticipate that such arrangements are likely to provide cash funding, they will enhance our portfolio and increase our appeal to potential investors.

If we are unable to arrange additional financing, our business plan will fail and operations will cease.

Contractual Commitments and Contingencies

We intend initially lease space, office facilities, and certain equipment under non-cancelable operating and capital leases.  We expect to also enter into employment agreements with designers and other personnel necessary for the development and distribution of our product.   We will also enter into sponsorships of individual athletes, sports teams and athletic events and other marketing commitments in order to promote our brand.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company include the accounts of Mondial Ventures, Inc. and Legacy Athletic Apparel, LLC and have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars.

Income Taxes

Refer to Note 2 and 6 to the Consolidated Financial Statements for a discussion on income taxes.

Stock-Based Compensation

Refer to Note 2 to the Consolidated Financial Statements for a discussion on stock-based compensation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONDIAL VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 *Fort Lee * NJ 07024
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
Mondial Ventures Inc.

We have audited the accompanying consolidated balance sheet of Mondial Ventures Inc. (the “Company”) (a development stage company ) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondial Ventures Inc. as of  December 31, 2010 and 2009 , and the results of its operations and its cash flows for the years  then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in the note to the financial statements, the Company has not generated profits to date and lacks the liquidity which raises substantial doubt as to its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

_____________________

Stan J.H. Lee, CPA
April 11,  2011

Mondial Ventures, Inc.
Consolidated Balance Sheets

		December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$53	$-
Total current assets	53	-

Goodwill	104,272

Total assets	$104,325	$-

Liabilities and member's capital (deficit)
Current liabilities:
Accounts payable and accrued liabilites	$901	8,201
Interest accrued	3,125	-
Note payable	50,000	50,609
Shareholder loan	-	11,622
Total current liabilities	54,026	70,432

Stockholders' equity (deficit)
Common stock, $.001 par value; 250,000,000 shares
authorized, 100,000,000 and 9,800,000 shares issued and
outstanding at December 31, 2010 and 2009, respectively	100,000	9,800
Additional paid–in capital	72,876	19,800
Deficit	(122,577)	(100,032)
Total shareholders' equity	50,299	(70,432)

Total liabilities and member's capital (deficit)	$104,325	$-

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Consolidated Statement of Operations

			May 29, 2002
			( inception)
			through
	Year Ended December 31		December 31
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses
Mineral property acquisition	-	4,542	16,542
Office and general	5,465	(77)	18,593
Professional expense	3,750	3,898	74,112
Compensation expense	13,330	-	13,330
	22,545	8,363	122,577

Net loss	$(22,545)	$(8,363)	$(122,577)

Loss per share	$(0.002)	$(0.001)

Weighted average common shares outstanding	10,020,274	9,800,000

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Consolidated Statements of Stockholder's Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2008	9,800,000	$9,800	$19,800	$(91,669)	$(62,069)

Net loss	-	-	-	(8,363)	(8,363)

Balance at December 31, 2009	9,800,000	9,800	19,800	(100,032)	(70,432)

Common stock issued in connection
with conversion of indebtedness	25,870,000	25,870	53,076	-	78,946

Common stock issued in connection
with acquisition	51,000,000	51,000	-	-	51,000

Stock compensation	13,330,000	13,330	-	-	13,330

Net loss	-	-	-	(22,545)	(22,545)

Balance at December 31, 2010	100,000,000	$100,000	$72,876	$(122,577)	$50,299

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.

Consolidated Statement of Cash Flows

			May 29, 2002
			( inception)
			through
	Year Ended December 31		December 31
	2010	2009	2010
Cash flows from operating activities
Net loss	$(22,545)	$(8,363)	$(122,577)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock compensation	13,330	-
Accounts payable and accrued liabilities	(7,500)	(3,307)	14,031
Net cash used by operating activities	(16,715)	(11,670)	(108,546)

Cash flows from investing activities
Acquisition, net of cash acquired	53	-	53
Net cash used by investing activities	53	-	53

Cash flows from financing activities
Loan from officer/shareholder	16,715	11,622	28,337
Loan from related party			50,609
Issuance of common stock			29,600
Net cash provided by financing activities	16,715	11,622	108,546

Increase (decrease) in cash and cash equivalents	53	(48)	53
Cash and cash equivalents at beginning of period	-	48	-
Cash and cash equivalents at end of period	$53	$-	$53

Supplemental disclosures of cash flow information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-
The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Notes To Consolidated Financial Statements
December 31, 2010

Note 1 - Organization, Description of Business, and Continuance of Operations

Pursuant to an Agreement and Plan of Merger entered into by and between Legacy Athletic Apparel LLC, a Virginia limited liability company ("Legacy") and Mondial Ventures, Inc., a Nevada corporation ("Mondial" or the "Company"), on December 30, 2010, Legacy merged into Mondial, with Mondial being the surviving entity (the "Merger"). As a result of the Merger, Mondial succeeded to the business and acquired all the assets and assumed all the liabilities of Legacy.  Each percent of common membership interest of Legacy issued and outstanding were converted automatically into the right to receive 510,000 shares of Mondial common stock, par value $.001 per share or up to an aggregate of 51,000,000 shares of common stock.

Prior to the closing of the Merger, there were 9,800,000 shares of common stock issued and outstanding.  Following the closing of the Merger, the Company converted $28,099 of outstanding indebtedness of the Company into 10,670,000 shares of common stock and the Company converted outstanding convertible note indebtedness in the amount of $50,609 into 15,200,000 shares of common stock.  In addition, the Company issued 13,330,000 shares of common stock to two director nominees in consideration of their agreement to serve as directors of the Company.  Following the completion of the Merger, there were 100,000,000 shares of common stock issued and outstanding.

Legacy was formed on June 23, 2010 and was incorporated under the laws of the Commonwealth of Virginia as a limited liability company with its offices located in Ashburn, Virginia.

Legacy is focused on the design, manufacture, marketing and distribution of fashion-forward contemporary athletic footwear and apparel.  The Company intends to build a unique collection of low priced, high quality proven professional athletic footwear and apparel products. In addition, the Company is prepared to augment its product launch with a complementary portfolio of apparels and accessories that will include hats and skull caps, t-shirts, jackets, sweatshirts, and shorts.  The Company plans to utilize endorsements from notable National Basketball Association (NBA) and National Football League athletes, announced its initial line of athletic action sportswear at NBA All-Star weekend in Los Angeles, California in February 2011.

In order to minimize cost and deliver a quality brand to the marketplace at an affordable price, the Company will utilize its network of contacts in China and, where appropriate, other Asian countries to secure quality finished goods at an attractive cost.  The Company's sales strategy is to hit its target market quickly and pursue retailers in the low and mid tier markets who have national presence.  The Company also plans to expand into international markets and additional products lines with limited additional cost through license and sub-license agreements.  The Company will also be involved in the creation of new brands and the acquisition of existing brands.

Note 2 - Summary of Significant Accounting Policies

Going Concern

The Company has not realized any revenues since inception. At December 31, 2010, the Company had stockholders’ equity of $50,299 and working capital deficiency of $53,973.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through a note payable.  Management plans to raise additional funds through issuance of additional capital stock.

Basis of Presentation – Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Basis of Accounting

The consolidated financial statements of the Company include the accounts of Mondial and Legacy Athletic Apparel, LLC and have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

At December 31, 2010, the Company maintained its cash balances in one financial institution located in Ashburn, Virginia.  The cash account consists of an operating checking account which is insured by the Federal Deposit Insurance Corporation.  The Company currently has $ 53 of funds subject to FDIC protection.

Goodwill

The Company performs annual impairment tests on goodwill in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors. The impairment test requires the Company to estimate the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and the Company proceeds to step two of the impairment analysis. In step two of the analysis, the Company measures and records an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

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

In June 2006, the Financial Accounting Standards Board issued ASC 740-10 (formerly known as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), which prescribed a comprehensive model for how an entity should measure, recognize, present, and disclose in its financial statements uncertain tax positions that an organization has taken or expects to take on a tax return. The Company adopted ASC 740-10 as of June 23, 2010. There was no impact to the Company’s financial statements as a result of the implementation of ASC 740-10.

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

Financial instruments

The Company's financial instruments consist of cash, accounts payable and a note payable.  The fair values of these financial instruments approximate their carrying values due to the short-term maturity of those instruments. In management's opinion, the Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments. The Company is not party to any derivative instruments.

Stock Based Compensation

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123, par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [FAS-123, par.7].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [FAS-123, par.10].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under FAS-123 unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [FAS-123, par.11].

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF) and the AICPA are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 - Merger

As mentioned previously, Legacy merged into Mondial, with Mondial being the surviving entity.  This transaction was accounted for using the purchase method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill with operating results are included in the Consolidated Statement of Operations since the date of the merger.  The cost of the merger was $51,000 and goodwill of $104,272 was recorded.

Note 4 - Note Payable

The Company has an unsecured $50,000 note payable with an individual which was due by September 30, 2010.  In accordance with the note agreement, interest is accruing at the rate of 2.5% per month until the amount is paid in full. The note remains unpaid at the time of issuance of audit report.

Note 5 - Common Stock

The Company is authorized to issue 250,000,000  common shares with a par value of $0.001 and has issued 100,000,000 shares as at December 31, 2010 and 9,800,000, December 31, 2009.

Note 6 - Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2010		2009

Net loss		$22,545		$8,363

Expected income tax recovery		$7,891		$2,927
Unrecognized current benefit of operating losses		(7,891)		(2,927)

Total income taxes	$	(-0-)	$	(-0-)

The Company has available for deduction, against deferred taxable income operating losses of approximately $122,577. These losses, if not utilized, will expire commencing in 2027. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

Note  7 - Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Commitment and Contingency

There is no commitment or contingency to disclose during the period ended December 31, 2010.

Note 9 - Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.            Report of Management, Disclosure Controls and Procedures

Management is responsible for the preparation, integrity and objectivity of the financial information included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States applied on a consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts. Although the financial statements reflect all available information and management’s judgment and estimates of current conditions and circumstances, and are prepared with the assistance of specialists within and outside the Company, actual results could differ from those estimates. Management has established and maintains an internal control structure to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, that the accounting records provide a reliable basis for the preparation of financial statements, and that such financial statements are not misstated due to material fraud or error. Internal controls include the careful selection of employees, the proper segregation of duties and the communication and application of formal policies and procedures that are consistent with high standards of accounting and administrative practices. An important element of this system is a comprehensive internal audit and loss prevention program. Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations by the independent registered public accounting firm and reports prepared by the internal auditors. Management believes that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards and in conformity with the law. This standard is described in the Company’s code of ethics, which is publicized throughout the Company.

As of the end of the period covered by this Form 10-K for fiscal 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Board of Directors - Audit Committee Functions

Our Board of Directors does not presently have a separate Audit Committee. Instead, our entire Board participates in the reporting of financial information by the Company. The Board meets regularly with management, the internal auditors and the independent registered public accounting firm. The Board reviewed the scope, timing and fees for the annual audit and the results of the audits completed by the internal auditors and independent registered public accounting firm, including the recommendations to improve certain internal controls and the follow-up reports prepared by management. The independent registered public accounting firm and internal auditors have free access to the Board of Directors and will attend each regularly scheduled Board meeting at which audit matters will be discussed.

Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm

The Company is not required to have, nor was the auditor engaged to perform an audit of its internal control over financial reporting. Nonetheless, the audit of the Company’s financial statements for the fiscal year ended December 31, 2010 included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

Not applicable.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and executive officers is set forth in Item 1 of this Form 10-K under the caption “Directors and Executive Officers.”

 Our Board of Directors does not have a standing Audit Committee. The Board has determined that one of our three directors, Mr. Sirianni, is an audit committee financial expert (as that term is defined under Item 407(d) of Regulation S-K) and is independent.  We intend to expand our board of directors in the future to maintain a majority of independent directors on our Board of Directors in the future.

Our Code of Ethics is applicable to all employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.  Our Code of Ethics is available on our website at www.legacyathleticbrand.com.  The Company intends to satisfy its disclosure requirements under Item 5.05(c) of Form 8-K, regarding an amendment to or waiver from a provision of its Code of Ethics by posting such information on our website at www.legacyathleticbrand.com.

ITEM 11.             EXECUTIVE COMPENSATION

None of our executive officers, including our Chief Executive Officer, received compensation for the years ended December 31, 2010 and 2009.

Option/SAR Grants to Executive Officers

None of our executive officers received or exercised any stock awards, stock options or SARs during the year ended December 31, 2010, or otherwise were the beneficial owners of any stock awards, stock options or SARs at December 31, 2010.

Employment Agreements

At the effective time of the merger in December 2010, we entered into an interim compensation agreement with GMFJ, LLC, a company owned by our incoming CEO, Mr. Henry, pursuant to which Mr. Henry will serve as our Chairman and Chief Executive Officer for up to six months.  The agreement provides for initial compensation during this up to six-month period at a rate of $10,000 per month.  Such compensation is to accrue and not be paid until such time as the Company has additional financing.  The agreement is only an interim arrangement, and we anticipate entering into a formal employment or compensation agreement for the services of Mr. Henry as soon as practicable and in any event during the first half of 2011.

Indemnification of Directors and Officers

Section 78.138 of the Nevada Revised Statutes, or NRS, provides that directors and officers of a Nevada corporation are generally not liable to the corporation or its shareholders if the director or officer acts in good faith and with a view to the interests of the corporation. In performing their respective duties, directors and officers are entitled to rely on information, opinions, reports, books of account or statements, including financial statements and other financial data, that are prepared or presented by: (a) one or more directors, officers or employees of the corporation reasonably believed to be reliable and competent in the matters prepared or presented; (b) counsel, public accountants, financial advisers, valuation advisers, investment bankers or other persons as to matters reasonably believed to be within the preparer’s or presenter’s professional or expert competence; or (c) a committee on which the director or officer relying thereon does not serve, established in accordance with NRS 78.125, as to matters within the committee’s designated authority and matters on which the committee is reasonably believed to merit confidence, but a director or officer is not entitled to rely on such information, opinions, reports, books of account or statements if the director or officer has knowledge concerning the matter in question that would cause reliance thereon to be unwarranted.

Section 78.7502(1) of the NRS permits us to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with the action, suit or proceeding if the person: (a) is not liable pursuant to NRS 78.138 (applicable to directors and officers, as provided above); or (b) acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person is liable pursuant to NRS 78.138 or did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, or that, with respect to any criminal action or proceeding, he or she had reasonable cause to believe that the conduct was unlawful.

Section 78.7502(2) of the NRS permits us to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by the person in connection with the defense or settlement of the action or suit if the person: (a) is not liable pursuant to NRS 78.138 (applicable to directors and officers, as provided above); or (b) acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

Section 78.7502(3) of the NRS provides that, to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections (1) and (2) described above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him or her against expenses, including attorneys’ fees, actually and reasonably incurred by him or her in connection with the defense.

Section 78.751(1) of the NRS provides that any discretionary indemnification pursuant to NRS 78.7502, unless ordered by a court or advanced pursuant to 78.751(2), may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made: (a) by the stockholders; (b) by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding; (c) if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion; or (d) if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

Section 78.751(1) of the NRS provides that the articles of incorporation, the bylaws or an agreement made by the corporation may provide that the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that the director or officer is not entitled to be indemnified by the corporation. The provisions of this subsection do not affect any rights to advancement of expenses to which corporate personnel other than directors or officers may be entitled under any contract or otherwise by law.

Section 78.751(1) of the NRS provides that the indemnification pursuant to NRS 78.7502 and advancement of expenses authorized in or ordered by a court pursuant to 78.751: (a) does not exclude any other rights to which a person seeking indemnification or advancement of expenses may be entitled under the articles of incorporation or any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, for either an action in the person’s official capacity or an action in another capacity while holding office, except that indemnification, unless ordered by a court pursuant to NRS 78.7502 or for the advancement of expenses made pursuant to 78.751(2), may not be made to or on behalf of any director or officer if a final adjudication establishes that the director’s or officer’s acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action; and (b) continues for a person who has ceased to be a director, officer, employee or agent and inures to the benefit of the heirs, executors and administrators of such a person.

Section 78.752(1) of the NRS provides that a corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against the person and liability and expenses incurred by the person in his or her capacity as a director, officer, employee or agent, or arising out of his or her status as such, whether or not the corporation has the authority to indemnify such a person against such liability and expenses.

Section 78.752(2) of the NRS provides that the other financial arrangements made by the corporation pursuant to 78.752(1) may include the following: (a) the creation of a trust fund; (b) the establishment of a program of self-insurance; (c) the securing of its obligation of indemnification by granting a security interest or other lien on any assets of the corporation; (d) the establishment of a letter of credit, guaranty or surety. No financial arrangement made pursuant to Section 78.752(2) may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court.

Section 78.752(3) of the NRS provides that any insurance or other financial arrangement made on behalf of a person pursuant to 78.752may be provided by the corporation or any other person approved by the board of directors, even if all or part of the other person’s stock or other securities is owned by the corporation.

Section 78.752(4) of the NRS provides that, in the absence of fraud: (a) the decision of the board of directors as to the propriety of the terms and conditions of any insurance or other financial arrangement made pursuant to this section and the choice of the person to provide the insurance or other financial arrangement is conclusive; and (b) the insurance or other financial arrangement: (1) is not void or voidable; and (2) does not subject any director approving it to personal liability for his or her action, even if a director approving the insurance or other financial arrangement is a beneficiary of the insurance or other financial arrangement.

Section 78.752(5) of the NRS provides that a corporation or its subsidiary which provides self-insurance for itself or for another affiliated corporation pursuant to this section is not subject to the provisions of title 57 of NRS.

We intend to enter into indemnification agreements with each of our officers and directors providing for indemnification to the maximum extent permitted under Nevada law and we also intend to obtain directors and officers liability insurance on behalf of our directors and officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects, as of the date of this Report, the beneficial ownership of: (a) each of our directors (including director designees), (b) each named executive officer, (c) each person known by us to be a beneficial holder of 5% or more of our common stock, and (d) all of our directors (including director designees) and executive officers as a group.

Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each director and listed executive officer is 4625 West Nevso Drive, Suite 2, Las Vegas, Nevada 89103.

Name of Beneficial Owner - 5% or Greater Stockholders, Officers and Directors	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (1)

Rodney Henry (2)	51,000,000	51.00%
Marc Juliar	6,000,000	6.00%
Rob Fiallo	6,650,000	6.65%
Jeff Sirianni	6,650,000	6.65%
Officers and Directors as a Group (four persons)	70,300,000	70.30%

_______________

      (1)   Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of             this Report are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table will have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices, located at 4625 West Nevso Drive, Suite 2, Las Vegas, Nevada 89103. Percentage of ownership is based on 100,000,000 shares of Common Stock outstanding as of the date of this Report.

      (2)   Mr. Henry also holds convertible debt, convertible into 24,000,000 shares of common stock. However, such debt is not convertible until 2013. As a result, Mr. Henry is not deemed presently to beneficially own such shares within the meaning of the rules of the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In connection with the merger in December 2010, we entered into the compensation agreement with Mr. Henry’s consulting company to have Mr. Henry serve as our Chairman and Chief Executive Officer.  In addition, Mr. Henry, as licensor, and Legacy Athletic Apparel LLC, as licensee, were parties to an Intellectual Property License Agreement dated as of October 25, 2010.  We assumed the License Agreement in the merger.  Under the License Agreement, the licensor grants to us the exclusive right to use the proprietary marks and other intellectual property, including the rights to the licensor’s intent-to-use applications, covered by the License Agreement in connection with the specified licensed products, which includes the types of athletic-based lifestyle products we intend to market.  The territory of the license includes designated regions throughout the World.  However, if we do not have more than de minimis sales in a given region within 24 months of the date of the License Agreement, that region will no longer be part of the territory under the License and our rights with respect to that region will be terminated.  Under the License Agreement, we are to pay to the licensor a royalty amount equal to 4% of the Net Sales up to $5,000,000, 8% of Net Sales from $5,000,001 to $12,000,000 and 10% of Net Sales above $12,000,000.  “Net Sales” under the License Agreement means the gross sales to our customers, including related customers, of all products and services related to the licensed products, less only discounts, returns, allowances and chargebacks and uncollectible accounts up to 5% of all gross sales.  The term of the license commenced on the date of the License Agreement and continues until terminated pursuant in accordance with its terms or December 31, 2028.

Corporate Governance

We are committed to having sound corporate governance principles.  We believe that such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.  Our Board of Directors presently has two and promptly hereafter will have three directors, but does not have any standing committees.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards.  They should have broad experience at the policy-making level in business or banking.  They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience.  Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us.  Each director must represent the interests of all stockholders.  When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Director Independence

The Board of Directors has determined that one of our three members of our Board of Directors, Mr. Siranni, is independent under the listing standards of Nasdaq.  We intend to expand our board of directors in the future to maintain a majority of independent directors on our Board of Directors in the future.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Company has renewed the engagement of Stan J. H. Lee,  Certified Public Accountant,  to serve as the independent  accounting firm responsible for auditing our financial statements for the fiscal years ended December 31, 2010 and 2009.

     (1) Audit  Fees.  During  the fiscal  year ended  December  31,  2010,  the aggregate  fees billed by the Company's  auditors for services  rendered for the audit of our annual financial statements and for services provided in connection with the statutory and  regulatory  filings or  engagements  for 2010, was $ 6,750.
During the fiscal year ended December 31, 2009, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements  and for  services  provided in  connection  with the  statutory  and regulatory filings or engagements for 2009 was $ 3,500.

     (2)  Audit-Related Fees.  During fiscal years ended December 31, 2010 and 2009, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1), above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice,  or tax planning advice during the fiscal years ended December 31, 2010 and 2009.

     (4) All Other Fees. None.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

 The following financial statements are set forth under Item 8 of this Annual Report on form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statement of Operations

Consolidated Statement of Members’ Capital (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

Not applicable.

(c) Exhibits

The following documents are filed as part of this Form 10-K:

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and between Mondial Ventures, Inc., a Nevada corporation, and Legacy Athletic Apparel LLC., a Virginia limited liability company, dated as of December 14, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed December 31, 2010)

3.1	Articles of Incorporation of Mondial Ventures, Inc., a Nevada corporation, dated May 29, 2002.*
3.2	Certificate of Amendment to Articles of Incorporation of Mondial Ventures, Inc., a Nevada corporation, dated December 1, 2010.*
3.3	By-laws of Mondial Ventures, Inc., a Nevada corporation.*
4.1	Legacy Convertible Note issued to Rodney Henry (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed December 31, 2010)
10.1	Compensation Letter dated as of December 30, 2010 between the Registrant and Rodney Henry (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 31, 2010) ±
10.2
Intellectual Property License Agreement dated as of October 25, 2010 between Legacy Athletic Apparel LLC and Rodney Henry (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 31, 2010)

10.3	Standard Form for Promissory Note for Mondial Ventures, Inc.*
10.4	Promissory Note between Mondial Ventures, Inc. and Gabriela Robaina dated January 24, 2011.*
17.1	Resignation of Marc Juliar from Mondial Ventures, Inc. (incorporated by reference to Exhibit 17.1 to our Current Report on Form 8-K filed December 31, 2010)
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer, President and Chairman of the Board.*
31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Financial Officer and Treasurer.*
32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President.*
32.2	Certification Pursuant to 18 U.S.C. 1350 of the Chief Financial Officer and Treasurer.*
101.INS	XBRL Instance**
101.XSD	XBRL Schema**
101.PRE	XBRL Presentation**
101.CAL	XBRL Calculation**
101.DEF	XBRL Definition**
101.LAB	XBRL Label**

± Indicates management contract or compensatory plan, contract or agreement.
* Filed herewith.
** Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDIAL VENTURES, INC.

By:	/s/ RODNEY HENRY
Rodney Henry
Chief Executive Officer and Chairman of the Board of Directors
Dated:  April 14, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RODNEY HENRY	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Rodney Henry

/s/ BRIAN BEERMAN	Chief Financial Officer (principal accounting and financial officer)
Brian Beerman

/s/ ROBERT FIALLO	Director
Robert Fiallo

/s/ JEFF SIRIANNI	Director
Jeff Sirianni

Dated: April 14, 2011