Form 10-Q
period 2011-03-31
MONDIAL VENTURES INC
filed 2011-05-16
CIK 1284452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2011

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______ to ______

Commission File Number   001-33202

MONDIAL VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-441914
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4625 West Nevso Drive, Suite 2 Las Vegas, NV 89103	89103
(Address of principal executive offices)	( Zip Code)

Issuer’s telephone number, including area code:  (703) 636-0715

None
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 100,000,000 Shares of $0.001 par value common stock outstanding as of March 31, 2011.

Mondial Ventures, Inc.
(a Developmental Stage Company)
Consolidated Balance Sheets

	March 31	December 31
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,470	$53
Total current assets	6,470	53

Goodwill	104,272	104,272

Total assets	$110,742	$104,325

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued liabilites	$126,001	$901
Accrued compensation	90,000	-
Interest accrued	4,662	3,125
Notes payable	170,000	50,000
Total current liabilities	390,663	54,026

Stockholders' equity (deficit)
Common stock, $.001 par value; 250,000,000 shares authorized, 100,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	100,000	100,000
Additional paid–in capital	72,876	72,876
Deficit	(452,797)	(122,577)
Total stockholders' equity (deficit)	(279,921)	50,299

Total liabilities and stockholders' equity (deficit)	$110,742	$104,325

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
(a Developmental Stage Company)
Consolidated Statement of Operations
(unaudited)

	Quarter Ended March 31		May 29, 2002 (inception) through March 31
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses
Mineal property acquisition	-	-	16,542
Product development	6,250	-	6,250
Office and general	112,818	656	131,411
Professional expense	136,103	750	210,215
Marketing	73,512	-	73,512
Compensation expense	-	-	13,330
	328,683	1,406	451,260

Loss from operations	(328,683)	(1,406)	(451,260)

Interest expense	1,537	-	1,537

Net loss	$(330,220)	$(1,406)	$(452,797)

Basic and diluted loss per share	$(0.003)	$(0.000)

Basic weighted average common shares outstanding	100,000,000	9,800,000

Diluted weighted average common shares outstanding	100,000,000	14,003,836

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
(a Developmental Stage Company)
Consolidated Statements of Stockholder's Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In		Total Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2010	100,000	$100,000	$72,876	$(122,577)	$50,299

Net loss	-	-	-	(330,220)	(330,220)

Balance at March 31, 2011	100,000	$100,000	$72,876	$(452,797)	$(279,921)

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
(a Developmental Stage Company)
Consolidated Statement of Cash Flows
(unaudited)

	Quarter Ended March 31		May 29, 2002 (inception) through March 31
	2011	2010	2011
Cash flows from operating activities
Net loss	$(330,220)	$(1,406)	$(452,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts payable and accrued liabilities	125,100	750	139,131
Accrued compensation	90,000		90,000
Interest accrued	1,537	-	1,537
Net cash used by operating activities	(113,583)	(656)	(222,129)

Cash flows from investing activities
Acquisition, net of cash acquired	-	-	53
Net cash provided by investing activities	-	-	53

Cash flows from financing activities
Proceeds from notes payable	120,000		120,000
Loan from officer/shareholder	-	656	28,337
Loan from related party	-	-	50,609
Issuance of common stock	-	-	29,600
Net cash provided by financing activities	120,000	656	228,546

Increase in cash and cash equivalents	6,417	-	6,470
Cash and cash equivalents at beginning of period	53	-	-
Cash and cash equivalents at end of period	$6,470	$-	$6,470

Supplemental disclosures of cash flow information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
(a Developmental Stage Company)
Notes To Consolidated Financial Statements
(unaudited)
March 31, 2011

Note 1 - Organization and Description of Business

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

Basis of Presentation

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

These interim financial statements follow the same significant accounting policies and methods of application as the Company's annual consolidated financial statements for the year ended December 31, 2010.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

Basis of Accounting

The consolidated financial statements of the Company include the accounts of Mondial and its wholly-owned subsidiary Legacy Athletic Apparel, LLC and have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars.

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

At March 31, 2011, the Company maintained its cash balances in one financial institution located in Ashburn, Virginia.  The cash account consists of an operating checking account which is insured by the Federal Deposit Insurance Corporation.  The Company currently has $ 6,470 of funds subject to FDIC protection.

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

Stock Based Compensation

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123®, par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [FAS-123®, par.7].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [FAS-123®, par.10].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under FAS-123® unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [FAS-123®, par.11].

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

Note 4 - Notes Payable

The Company has an unsecured $50,000 note payable with an individual which was due by September 30, 2010.  In accordance with the note agreement, interest is accruing at the rate of 2.5% per month until the amount is paid in full. The note remains unpaid at the time of the filing of the 10-Q.

During the quarter ended March 31, 2011, the Company entered into two additional notes payable agreements with two individuals totaling $120,000.

Note 5 - Common Stock

The Company is authorized to issue 250,000,000 common shares with a par value of $0.001 and has issued 100,000,000 shares as at March 31, 2011 and December 31, 2010.

Note 6 - Related Party Transaction

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

Note 7 - Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 8 - Commitments and Contingencies

There are no commitments or contingencies to disclose during the period ended March 31, 2011.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report or the date of any document incorporated by reference, in this Quarterly Report. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations for the Quarter Ended March 31, 2011

We did not earn any revenues during the quarter ending March 31, 2011.  At March 31, 2011, we had an accumulated deficit of $452,797 and a working capital deficiency of $384,193.

For the quarter ended March 31, 2011, our operating expenses consisted of $136,103 in professional fees, $112,818 in office and general costs, and $73,512 in marketing expense.

As of March 31, 2011, we had $6,470 in cash and liabilities totaling $390,663 consisting of accounts payable and accrued liabilities of $126,001, interest accrued of $4,662 and accrued compensation of 90,000 and a $170,000 loan due to unrelated parties.

We had not generated any revenue from inception to March 31, 2011 and are dependent upon obtaining financing to pursue our proposed business activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.  Effective December 30, 2010, we merged with Legacy Athletic Apparel LLC and have changed our business to the athletic footwear, apparel and accessories business.

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

Financial Position, Capital Resources and Liquidity

We will require additional funding in order to proceed with proposed product development and to cover administrative costs.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock as well as from debt financing.  We are currently in discussions with individuals and investment brokerage firms as part of our plan to raise- up to $1.5 million for fiscal year 2011.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or from debt financing.

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

Our cash reserves are not sufficient to meet our obligations for the next 12-month period.  As a result, we are currently seeking additional funding through both equity and debt arrangements.  Our plan includes discussions with individuals and investment brokerage firms.   At this time, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock or debt arrangements to meet our obligations over the next 12 months.  We currently do not have any arrangements in place for any future equity financing.

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

As of the end of the period covered by this Form 10-Q for quarter ended March 31 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceedings that, in the opinion of our management and based on consultation with legal counsel, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.12	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.xml	XBRL Instance
101.xsd	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 2011

Mondial Ventures, Inc.

/s/ Rodney Henry
Rodney Henry
Chief Executive Officer and
Chairman of the Board of Directors