Form 10-Q
period 2011-06-30
MONDIAL VENTURES INC
filed 2011-08-10
CIK 1284452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2011

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______ to ______

Commission File Number   001-33202

MONDIAL VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-441914
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4625 West Nevso Drive, Suite 2 Las Vegas NV,
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date100,000,000 Shares of $0.001 par value common stock outstanding as of June 30, 2011.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,238	$53
Total current assets	6,238	53

Goodwill	104,272	104,272

Total assets	$110,510	$104,325

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued liabilites	$156,001	$901
Accrued compensation	180,000	-
Accrued interest	6,781	3,125
Notes payable	195,000	50,000
Total current liabilities	537,782	54,026

Stockholders' equity (deficit)
Common stock, $.001 par value; 250,000,000 shares authorized, 100,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	100,000	100,000
Additional paid–in capital	72,876	72,876
Deficit	(600,148)	(122,577)
Total stockholders' equity (deficit)	(427,272)	50,299

Total liabilities and stockholders' equity (deficit)	$110,510	$104,325

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
	Consolidated Statement of Operations
(unaudited)
					May 29, 2002
					( inception)
	Three Months Ending		Six Months Ending		through
	June 30		June 30		June 30
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral property acquisition	-	-	-	-	16,542
Product development	12,375	-	18,625	-	18,625
Office and general	4,669	2,778	27,487	3,434	136,080
Professional	38,188	1,000	174,291	2,750	248,403
Marketing	-	-	73,512	-	73,512
Compensation	90,000	-	180,000	-	103,330
	145,232	3,778	473,915	6,184	596,492

Loss from operations	(145,232)	(3,778)	(473,915)	(6,184)	(596,492)

Interest expense	2,119	-	3,656	-	3,656

Net loss	$(147,351)	$(3,778)	$(477,571)	$(6,184)	$(600,148)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	100,000,000	9,800,000	100,000,000	9,800,000

Diluted weighted average common shares outstanding	100,000,000	14,003,836	100,000,000	14,003,836

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

			Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2010	100,000	$100,000	$72,876	$(122,577)	$50,299

Net loss for the six months ended June 30, 2011	-	-	-	(477,571)	(477,571)

Balance at June 30, 2011	100,000	$100,000	$72,876	$(600,148)	$(427,272)

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statement of Cash Flows
(unaudited)
			May 29, 2002
			( inception)
	Six Months Ending		through
	June 30		June 30
	2011	2010	2011
Cash flows from operating activities
Net loss	$(477,571)	$(6,184)	$(600,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts payable and accrued liabilities	155,100	(6,475)	169,131
Accrued compensation	180,000		180,000
Interest accrued	3,656	-	3,656
Net cash used by operating activities	(138,815)	(12,659)	(247,361)

Cash flows from investing activities
Acquisition, net of cash acquired	-	-	53
Net cash provided by investing activities	-	-	53

Cash flows from financing activities
Proceeds from notes payable	145,000		145,000
Loan from officer/shareholder	-	-	28,337
Loan from related party	-	-	50,609
Issuance of common stock	-	-	29,600
Net cash provided by financing activities	145,000	-	253,546

Increase in cash and cash equivalents	6,185	(12,659)	6,238
Cash and cash equivalents at beginning of period	53		-
Cash and cash equivalents at end of period	$6,238	$(12,659)	$6,238

Supplemental disclosures of cash flow information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Notes To Consolidated Financial Statements
 June 30, 2011
(unaudited)

Note 1—Organization and Description of Business

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

Note 2—Summary of Significant Accounting Policies

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

At June 30, 2011, the Company maintained its cash balances in one financial institution located in Ashburn, Virginia.  The cash account consists of an operating checking account which is insured by the Federal Deposit Insurance Corporation.  The Company currently has $6,238 of funds subject to FDIC protection.

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

Note 3—Merger

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

Note 4—Notes Payable

The Company has an unsecured $50,000 note payable with an individual which was due by September 30, 2010.  In accordance with the note agreement, interest is accruing at the rate of 2.5% per month until the amount is paid in full. The note remains unpaid at the time of the filing of the 10-Q.

During the six months ended June 30, 2011, the Company entered into two additional notes payable agreements with two individuals totaling $145,000.

Note 5—Common Stock

The Company is authorized to issue 250,000,000  common shares with a par value of $0.001 and has issued 100,000,000 shares as at June 30, 2011 and December 31, 2010.

Note  6—Related Party Transaction

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

Note 7—Going Concern

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

Note 8—Commitments  and Contingencies

There is no commitments or contingencies to disclose during the six months ended June 30, 2011.

NOTE 9 – Subsequent Events

Management has evaluated subsequent events, and the impact on the reported results and disclosures and determined that there have not been any events that would be required to be reflected in the financial statements or the notes.

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

Results of Operations for the Quarter Ended June 30, 2011

We did not earn any revenues during the quarter ending June 30, 2011.  At June 30, 2011, we had an accumulated deficit of $600,148 and a working capital deficiency of $531,544.

For the quarter ended June 30, 2011, our operating expenses consisted of $38,188 in professional fees, $4,669 in office and general costs, $12,375 in product development and $90,000 in compensation expense.

As of June 30, 2011, we had $6,238 in cash and liabilities totaling $537,782 consisting of accounts payable and accrued liabilities of $156,001, interest accrued of $6,781 and accrued compensation of 180,000 and $195,000 in notes payable due to unrelated parties.

We had not generated any revenue from inception to June 30, 2011 and are dependent upon obtaining financing to pursue our proposed business activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.  Effective December 30, 2010, we merged with Legacy Athletic Apparel LLC and have changed our business to the athletic footwear, apparel and accessories business.

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

Since January 1, 2011, we have raised $145,000 through short-term debt arrangements.  These sums were expended for marketing costs such as advertising, event sponsorship, and hiring of a public relations firm to launch the recognition of our company at 2011 NBA All-Star Weekend in Los Angeles, California.  The marketing campaign was specifically designed to appeal to our demographic, i.e., the fashion-conscious consumer interested in athletic gear suitable for wear both on the field and out on the town.  Our company and our CEO, Rodney Henry, were featured in publications such as USA Today, Inc. Magazine, LA Business Journal and Yahoo News.  The events sponsored by us were well-attended and we believe highly successful.   Our events and the press coverage we received generated inquiries and interest from retailers, vendors, potential investors and technology companies.

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
None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 - CEO
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 - CFO
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 10, 2011

Mondial Ventures, Inc.

/s/ Rodney Henry
Rodney Henry
Chief Executive Officer and
Chairman of the Board of Directors