Form 10-Q
period 2011-09-30
MONDIAL VENTURES INC
filed 2011-11-14
CIK 1284452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date100,000,000 Shares of $0.001 par value common stock outstanding as of September 30, 2011.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Balance Sheets

	September 30	December 31
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,560	$53
Total current assets	3,560	53

Goodwill	104,272	104,272

Total assets	$107,832	$104,325

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued liabilites	$155,801	$901
Accrued compensation	270,000	-
Interest accrued	35,297	3,125
Notes payable	220,000	50,000
Total current liabilities	681,098	54,026

Stockholders' equity (deficit)
Common stock, $.001 par value; 250,000,000 shares authorized, 100,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	100,000	100,000
Additional paid–in capital	72,876	72,876
Deficit	(746,142)	(122,577)
Total stockholders' equity (deficit)	(573,266)	50,299

Total liabilities and stockholders' equity (deficit)	$107,832	$104,325

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statements of Operations
(unaudited)

					May 29, 2002
	Three Months Ending September 30		Nine Months Ending September 30		(inception) through September 30
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineal property acquisition	-	-	-	-	16,542
Product development	15,625	-	34,250	-	34,250
Office and general	93,103	180	300,590	3,614	229,183
Professional expense	8,750	1,000	183,041	3,750	257,153
Marketing	-	-	73,512	-	73,512
Compensation	-	-	-	-	103,330
	117,478	1,180	591,393	7,364	713,970

Loss from operations	(117,478)	(1,180)	(591,393)	(7,364)	(713,970)

Interest expense	28,516	-	32,172	-	32,172

Net loss	$(145,994)	$(1,180)	$(623,565)	$(7,364)	$(746,142)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	100,000,000	9,800,000	100,000,000	9,800,000

Diluted weighted average common shares outstanding	100,000,000	14,860,900	100,000,000	14,860,900

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statements of Stockholder's Equity
 (Deficit)
(unaudited)

	Common Stock		Additional Paid-In		Total Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2010	100,000	$100,000	$72,876	$(122,577)	$50,299

Net loss for the nine months ended September 30, 2011	-	-	-	(623,565)	(623,565)

Balance at September 30, 2011	100,000	$100,000	$72,876	$(746,142)	$(573,266)

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ending September 30		May 29, 2002 (inception) through September 30
	2011	2010	2011
Cash flows from operating activities
Net loss	$(623,565)	$(7,364)	$(746,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts payable and accrued liabilities	154,900	(6,475)	168,931
Accrued compensation	270,000		270,000
Interest accrued	32,172	-	32,172
Net cash used by operating activities	(166,493)	(13,839)	(275,039)

Cash flows from investing activities
Acquisition, net of cash acquired	-	-	53
Net cash provided by investing activities	-	-	53

Cash flows from financing activities
Proceeds from notes payable	170,000		170,000
Loan from officer/shareholder	-	13,839	28,337
Loan from related party	-	-	50,609
Issuance of common stock	-	-	29,600
Net cash provided by financing activities	170,000	13,839	278,546

Increase in cash and cash equivalents	3,507	-	3,560
Cash and cash equivalents at beginning of period	53	-	-
Cash and cash equivalents at end of period	$3,560	$-	$3,560

Supplemental disclosures of cash flow information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Notes To Consolidated Financial Statements
(unaudited)
September 30, 2011

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

At September 30, 2011, the Company maintained its cash balances in one financial institution located in Ashburn, Virginia.  The cash account consists of an operating checking account which is insured by the Federal Deposit Insurance Corporation.  The Company currently has $3,560 of funds subject to FDIC protection.

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

During the nine months ended September 30, 2011, the Company entered into five additional notes payable agreements totaling $170,000.

Note 5—Common Stock

The Company is authorized to issue 250,000,000  common shares with a par value of $0.001 and has issued 100,000,000 shares as at September 30, 2011 and December 31, 2010.

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

Note 8—Commitments  and Contingencies

There is no commitments or contingencies to disclose during the nine months ended September 30, 2011.

Note 9—Subsequent Events

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

Results of Operations for the Quarter Ended September 30, 2011

We did not earn any revenues during the quarter ending September 30, 2011. At September 30, 2011, we had an accumulated deficit of $746,142 and a working capital deficiency of $677,538.

For the quarter ended September 30, 2011, our operating expenses consisted of $8,750 in professional fees, $3,103 in office and general costs, $15,625 in product development and $90,000 in compensation expense.

As of September 30, 2011, we had $3,560 in cash and liabilities totaling $681,098 consisting of accounts payable and accrued liabilities of $155,801, interest accrued of $35,297 and accrued compensation of 270,000 and $220,000 in notes payable due to unrelated parties.

We had not generated any revenue from inception to September 30, 2011 and are dependent upon obtaining financing to pursue our proposed business activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.  Effective December 30, 2010, we merged with Legacy Athletic Apparel LLC and have changed our business to the athletic footwear, apparel and accessories business.

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

Since January 1, 2011, we have raised $170,000 through short-term debt arrangements.  These sums were expended for marketing costs such as advertising, event sponsorship, and hiring of a public relations firm to launch the recognition of our company at 2011 NBA All-Star Weekend in Los Angeles, California.  The marketing campaign was specifically designed to appeal to our demographic, i.e., the fashion-conscious consumer interested in athletic gear suitable for wear both on the field and out on the town.  Our company and our CEO, Rodney Henry, were featured in publications such as USA Today, Inc. Magazine, LA Business Journal and Yahoo News.  The events sponsored by us were well-attended and we believe highly successful.   Our events and the press coverage we received generated inquiries and interest from retailers, vendors, potential investors and technology companies.

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

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2011

Mondial Ventures, Inc.

/s/ Rob Fiallo
Rob Fiallo
Chief Operating Officer and
Director