Form 10-K
period 2011-12-31
MONDIAL VENTURES INC
filed 2012-04-16
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐ No ☑
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
Yes ☐ No ☑
   As of December 31, 2011, the last business day of our most recently completed fourth fiscal quarter; the aggregate market value of the registrant’s Common Stock held by non-affiliates was $39,000.

   As of March 31, 2012, the registrant had outstanding 100,000,000 shares of Common Stock, par value $.0001.

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

We have licensed the applications for the trademarks “Alltimate Ball” and the “AB” logo.  We are in discussions with respect to the licensing of additional trademarks and may decide not to utilize the “Alltimate Ball” and “AB” logo trademarks.  In addition, Mr. Henry, our CEO, as licensor, and Legacy Athletic Apparel LLC, as licensee, were parties to an Intellectual Property License Agreement dated as of October 25, 2010.  We assumed the License Agreement in the merger.  Under the License Agreement, the licensor grants to us the exclusive right to use the proprietary marks and other intellectual property covered by the License Agreement in connection with the specified licensed products, which includes the types of athletic-based lifestyle products we intend to market.  We may license additional marks from Mr. Henry.

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

Employees

As of December 31, 2011, Legacy was run by its founder, Rodney Henry.  If we are successful in executing our business strategy, we anticipate hiring new employees. We do not anticipate that our employees will be represented by a labor union, nor do we anticipate that they will be any part of any collective bargaining agreement.  We intend to have good relations with our employees.

Directors and Executive Officers

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal.  Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors and executive officers.

The following table sets forth certain biographical information with respect to our directors and executive officers as of December 31, 2011:

Name	Position	Age

Rodney Henry	Chief Executive Officer and Chairman	42
Robert Fiallo	Chief Operating Officer, Director Designee	43
Jeff Sirianni	Director Designee	33

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

No directors or executive officers are related to one another.

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

Our largest Shareholder Rodney Henry,  controls the majority of the voting power of our common stock.

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

None

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

Results of Operations For the Year Ended December 31, 2011

We did not earn any revenues during the year ending December 31, 2011.  At December 31, 2011, we had an accumulated deficit of $820,579 and a working capital deficit of $647,703.

In 2011, our operating expenses consisted of $184,291 in professional fees, $34,250 in product development, $73,512 in marketing and $361,327 in office and general costs.

As of December 31, 2011, we had $1,573 in cash and liabilities totaling $753,548 consisting of accounts payable and accrued liabilities of $155,801, accrued compensation of $330,000, interest accrued of $47,747 and a $220,000 loans due to an unrelated party.

We had not generated any revenue from inception to December 31, 2011 and are dependent upon obtaining financing to pursue our proposed business activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Financial Position, Capital Resources and Liquidity

We will require additional funding in order to proceed with proposed product development and to cover administrative costs.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock as well as from debt financing.  We are currently in discussions with individuals and investment brokerage firms as part of our plan to raise up to $1.5 million for fiscal year 2012.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or from debt financing.

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

December 31, 2011

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 *Fort Lee * NJ 07024
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
Mondial Ventures Inc.

We have audited the accompanying consolidated balance sheet of Mondial Ventures Inc. (the “Company”) (a development stage company ) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondial Ventures Inc. as of  December 31, 2011 and 2010 , and the results of its operations and its cash flows for the years  then ended  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stan J.H. Lee, CPA

_____________________

Stan J.H. Lee, CPA
April 16, 2012

Mondial Ventures, Inc.

Consolidated Balance Sheets

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,573	$53
Total current assets	1,573	53

Goodwill	104,272	104,272

Total assets	$105,845	$104,325

Liabilities and member's capital (deficit)
Current liabilities:
Accounts payable and accrued liabilites	$155,801	901
Accrued compensation	330,000	-
Interest accrued	47,747	3,125
Notes payable	220,000	50,000
Total current liabilities	753,548	54,026

Stockholders' equity (deficit)
Common stock, $.001 par value; 250,000,000 shares
authorized, 100,000,000 and 100,000,000 shares issued and
outstanding at December 31, 2011 and 2010, respectively	100,000	100,000
Additional paid–in capital	72,876	72,876
Deficit	(820,579)	(122,577)
Total stockholders' equity (deficit)	(647,703)	50,299

Total liabilities and stockholders' capital	$105,845	$104,325

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Consolidated Statement of Operations

			May 29, 2002
			( inception)
			through
	Year Ended December 31		December 31
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses
Mineal property acquisition	-	-	16,542
Product development	34,250		34,250
Office and general	361,327	5,465	379,920
Professional expense	184,291	3,750	258,403
Marketing expense	73,512	-	73,512
Compensation expense	-	13,330	13,330
	653,380	22,545	775,957

Loss from operations	(653,380)	(22,545)	(775,957)

Interest expense	44,622	-	44,622

Net loss	$(698,002)	$(22,545)	$(820,579)

Loss per share	$(0.070)	$(0.002)

Weighted average common shares outstanding	10,020,274	10,020,274

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Consolidated Statements of Stockholder's Equity (Deficit)
			Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2009	$9,800,000	$9,800	$19,800	$(100,032)	$(70,432)

Common stock issued in connection
with conversion of indebtedness	25,870,000	25,870	53,076	-	78,946

Common stock issued in connection	51,000,000	51,000	-	-	51,000
with acquisition

Stock compensation	13,330,000	13,330	-	-	13,330

Net loss	-	-	-	(22,545)	(22,545)

Balance at December 31, 2010	100,000,000	$100,000	$72,876	$(122,577)	$50,299

Net loss	-	-	-	(698,002)	(698,002)

Balance at December 31, 2011	100,000,000	$100,000	$72,876	$(820,579)	$(647,703)

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Consolidated Statement of Cash Flows

			May 29, 2002
			( inception)
			through
	Year Ended December 31		December 31
	2011	2010	2011
Cash flows from operating activities
Net loss	$(698,002)	$(22,545)	$(820,579)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock compensation	-	13,330	-
Accounts payable and accrued liabilities	154,900	(7,500)	168,931
Accured compensation	330,000	-	330,000
Interest accrued	44,622	-	44,622
Net cash used by operating activities	(168,480)	(16,715)	(277,026)

Cash flows from investing activities
Acquisition, net of cash acquired	-	53	53
Net cash used by investing activities	-	53	53

Cash flows from financing activities
Loan from officer/shareholder	-	16,715	28,337
Loan from related party		-	50,609
Proceeds from notes payable	170,000	-	170,000
Issuance of common stock	-	-	29,600
Net cash provided by financing activities	170,000	16,715	278,546

Increase (decrease) in cash and cash equivalents	1,520	53	1,573
Cash and cash equivalents at beginning of period	53	-	-
Cash and cash equivalents at end of period	$1,573	$53	$1,573

Supplemental disclosures of cash flow information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Notes To Consolidated Financial Statements
December 31, 2011

Note 1—Organization, Description of Business, and Continuance of Operations

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

Note 2—Summary of Significant Accounting Policies

Going Concern

The Company has not realized any revenues since inception. At December 31, 2011, the Company had stockholders’ equity (deficit) and a working capital deficiency of ($647,703).  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company to date has funded its operations through a note payable.  Management plans to raise additional funds through issuance of additional capital stock.

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

At December 31, 2011, the Company maintained its cash balances in one financial institution located in Ashburn, Virginia.  The cash account consists of an operating checking account which is insured by the Federal Deposit Insurance Corporation.  The Company currently has $ 1,573 of funds subject to FDIC protection.

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

Note 4—Note Payable

The Company has several unsecured notes payable totaling $220,000 with several individuals which were due by various dates from throughout the past two years.  In accordance with the note agreements, interest is accruing at the rate of 2.0% per month until the amounts are paid in full. The notes remain unpaid at the time of issuance of audit report.

Note 5—Common Stock

The Company is authorized to issue 250,000,000  common shares with a par value of $0.001 and has issued 100,000,000 shares as at December 31, 2011 and 9,800,000, December 31, 2010.

Note 6—Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2011		2010

Net loss		$698,002		$22,545

Expected income tax recovery		$244,300		$7,891
Unrecognized current benefit of operatinglosses		(244,300)		(7,891)

Total income taxes	$	(-0-)	$	(-0-)

The Company has available for deduction, against deferred taxable income operating losses of approximately $820,579. These losses, if not utilized, will expire commencing in 2027. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

Note  7-  Related Party Transactions

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

Note 8- . Commitment  and Contingency

There is no commitment or contingency to disclose during the period ended December 31, 2011.

Note 9-  Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K for fiscal 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified.  Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm

The Company is not required to have, nor was the auditor engaged to perform an audit of its internal control over financial reporting. The audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.

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

ITEM 11.             EXECUTIVE COMPENSATION

None of our executive officers, including our Chief Executive Officer, received compensation for the years ended December 31, 2011 and 2010.

Option/SAR Grants to Executive Officers

None of our executive officers received or exercised any stock awards, stock options or SARs during the year ended December 31, 2010, or otherwise were the beneficial owners of any stock awards, stock options or SARs at December 31, 2011.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Company has renewed the engagement of Stan J. H. Lee, Certified Public Accountant, to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal years ended December 31, 2011 and 2010.

     (1) Audit Fees.  During  the fiscal  year ended  December  31,  2011,  the aggregate  fees billed by the Company's  auditors for services  rendered for the audit of our annual financial statements and for services provided in connection with the statutory and  regulatory  filings or  engagements  for 2010, was $ 8,550.
During the fiscal year ended December 31, 2010, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and for services provided in connection with the statutory and regulatory filings or engagements for 2009 was $ 6,750.

     (2)  Audit-Related Fees.  During fiscal years ended December 31, 2011 and 2010, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1), above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice,  or tax planning advice during the fiscal years ended December 31, 2011 and 2010.

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

The following documents are incorporated by reference as part of this Form 10-K:

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and between Mondial Ventures, Inc., a Nevada corporation, and Legacy Athletic Apparel LLC., a Virginia limited liability company, dated as of December 14, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed December 31, 2010)

3.1	Articles of Incorporation of Mondial Ventures, Inc., a Nevada corporation, dated May 29, 2002.(incorporated by reference to Exhibit 3.1 on Form 10-K filed April 14, 2011)
3.2
Certificate of Amendment to Articles of Incorporation of Mondial Ventures, Inc., a Nevada corporation, dated December 1, 2010. .(incorporated by reference to Exhibit 3.2 on Form 10-K filed April 14, 2011)

3.3	By-laws of Mondial Ventures, Inc., a Nevada corporation.(incorporated by reference to Exhibit 3.3 on Form 10-K filed April 14, 2011)
4.1	Legacy Convertible Note issued to Rodney Henry (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed December 31, 2010)
10.1	Compensation Letter dated as of December 30, 2010 between the Registrant and Rodney Henry (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 31, 2010) ±
10.2
Intellectual Property License Agreement dated as of October 25, 2010 between Legacy Athletic Apparel LLC and Rodney Henry (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 31, 2010)

10.3	Standard Form for Promissory Note for Mondial Ventures, Inc. .(incorporated by reference to Exhibit 10.3 on Form 10-K filed April 14, 2011)
10.4	Promissory Note between Mondial Ventures, Inc. and Gabriela Robaina dated January 24, 2011. .(incorporated by reference to Exhibit 10.4 on Form 10-K filed April 14, 2011)
17.1	Resignation of Marc Juliar from Mondial Ventures, Inc. (incorporated by reference to Exhibit 17.1 to our Current Report on Form 8-K filed December 31, 2010)
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer, President and Chairman of the Board.*
31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Financial Officer and Treasurer.*
32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President.*
32.2	Certification Pursuant to 18 U.S.C. 1350 of the Chief Financial Officer and Treasurer.*
101.INS	XBRL Instance**
101.XSD	XBRL Schema**
101.PRE	XBRL Presentation**
101.CAL	XBRL Calculation**
101.DEF	XBRL Definition**
101.LAB	XBRL Label**

± Indicates management contract or compensatory plan, contract or agreement.

* Filed herewith.

** Filed herewith electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDIAL VENTURES, INC.

By:	/s/ Robert Fiallo
Robert Fiallo
Acting Chief Executive Officer and Chairman of the Board of Directors
Dated:  April 14, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ROBERT FIALLO	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Robert Fiallo

/s/ JEFF SIRIANNI	Director
Jeff Sirianni

Dated: April 16, 2012