Form 10-Q
period 2012-03-31
MONDIAL VENTURES INC
filed 2012-05-14
CIK 1284452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date100,000,000 Shares of $0.001 par value common stock outstanding as of March 31, 2012.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Balance Sheets

	March 31	December 31
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$104	$1,573
Total current assets	104	1,573

Goodwill	104,272	104,272

Total assets	$104,376	$105,845

Liabilities and member's capital (deficit)
Current liabilities:
Accounts payable and accrued liabilites	$155,801	$155,801
Accrued compensation	360,000	330,000
Interest accrued	60,197	47,747
Notes payable	220,000	220,000
Total current liabilities	795,998	753,548

Stockholders' equity (deficit)
Common stock, $.001 par value; 250,000,000 shares
authorized, 100,000,000 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	100,000	100,000
Additional paid–in capital	72,876	72,876
Deficit	(864,498)	(820,579)
Total shareholders' equity	(691,622)	(647,703)

Total liabilities and member's capital (deficit)	$104,376	$105,845

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statement of Operations
(unaudited)

			May 29, 2002
			( inception)
			through
	3-months ended		March 31
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses
Mineal property acquisition	-	-	16,542
Product development	-	6,250	34,250
Office and general	30,219	112,818	410,139
Professional expense	1,250	136,103	259,653
Marketing	-	73,512	73,512
Compensation expense	-	-	13,330
	31,469	328,683	807,426

Loss from operations	(31,469)	(328,683)	(807,426)

Interest expense	12,450	1,537	57,072

Net loss	$(43,919)	$(330,220)	$(864,498)

Basic and diluted loss per share	$(0.000)	$(0.034)

Basic weighted average common shares outstanding	100,000,000	9,800,000

Diluted weighted average common shares outstanding	100,000,000	14,003,836

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statements of Stockholder's Equity (Deficit)
(unaudited)

			Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2011	100,000	$100,000	$72,876	$(820,579)	$(647,703)

Net loss	-	-	-	(43,919)	(43,919)

Balance at March 31, 2012	100,000	$100,000	$72,876	$(864,498)	$(691,622)

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statement of Cash Flows
(unaudited)

			May 29, 2002
			( inception)
			through
	3-months ended		March 31
	2012	2011	2012
Cash flows from operating activities
Net loss	$(43,919)	$(330,220)	$(864,498)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Accounts payable and accrued liabilities	-	114,187	168,931
Accrued compensation	30,000	90,000	360,000
Interest accrued	12,450	12,450	57,072
Net cash used by operating activities	(1,469)	(113,583)	(278,495)

Cash flows from investing activities
Acquisition, net of cash acquired	-	-	53
Net cash provided by investing activities	-	-	53

Cash flows from financing activities
Proceeds from notes payable	-	120,000	170,000
Loan from officer/shareholder	-	-	28,337
Loan from related party	-	-	50,609
Issuance of common stock	-	-	29,600
Net cash provided by financing activities	-	120,000	278,546

Increase in cash and cash equivalents	(1,469)	6,417	104
Cash and cash equivalents at beginning of period	1,573	53	-
Cash and cash equivalents at end of period	$104	$6,470	$104

Supplemental disclosures of cash flow information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Notes To Consolidated Financial Statements
(unaudited)
March 31, 2012

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

These interim financial statements follow the same significant accounting policies and methods of application as the Company's annual consolidated financial statements for the year ended December 31, 2011.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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

At March 31, 2012, the Company maintained its cash balances in one financial institution located in Ashburn, Virginia.  The cash account consists of an operating checking account which is insured by the Federal Deposit Insurance Corporation.  The Company currently has $104 of funds subject to FDIC protection.

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

During the year ended December 31, 2011, the Company entered into five additional notes payable agreements totaling $170,000.

Note 5—Common Stock

The Company is authorized to issue 250,000,000  common shares with a par value of $0.001 and has  100,000,000 shares outstanding as at March 31, 2012 and December 31, 2011

Note  6-  Related Party Transactions

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

Note 7 – Going Concern

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

Note 8-  Commitment  and Contingency

There is no commitment or contingency to disclose during the period ended March 31, 2012.

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

Results of Operations for the Quarter Ended March 31, 2012

We did not earn any revenues during the quarter ending March 31, 2012.  At March 31, 2012, we had an accumulated deficit of $864,498 and a working capital deficiency of $795,894.

For the quarter ended March 31, 2012, our operating expenses consisted of $1,250 in professional fees and, $30,219 in office and general costs.

As of March 31, 2012, we had $104 in cash and liabilities totaling $795,998 consisting of accounts payable and accrued liabilities of $155,801, interest accrued of $60,197 and accrued compensation of 360,000 and a $220,000 notes payable due to unrelated parties.

We had not generated any revenue from inception to March 31, 2012 and are dependent upon obtaining financing to pursue our proposed business activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.  Effective December 30, 2010, we merged with Legacy Athletic Apparel LLC and have changed our business to the athletic footwear, apparel and accessories business.

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

Management is responsible for the preparation, integrity and objectivity of the financial information included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States applied on a consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts. Although the financial statements reflect all available information and management’s judgment and estimates of current conditions and circumstances, and are prepared with the assistance of specialists within and outside the Company, actual results could differ from those estimates. Management has established and maintains an internal control structure to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition that the accounting records provide a reliable basis for the preparation of financial statements, and that such financial statements are not misstated due to material fraud or error. Internal controls include the careful selection of employees, the proper segregation of duties and the communication and application of formal policies and procedures that are consistent with high standards of accounting and administrative practices. An important element of this system is a comprehensive internal audit and loss prevention program. Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations by the independent registered public accounting firm and reports prepared by the internal auditors. Management believes that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards and in conformity with the law. This standard is described in the Company’s code of ethics, which is publicized throughout the Company.

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

ITEM 1A.                      RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2012

Mondial Ventures, Inc.

/s/ Robert Fiallo
Robert Fiallo
Chief Executive Officer and
Chairman of the Board of Directors