Form 10-Q
period 2012-06-30
MONDIAL VENTURES INC
filed 2012-08-15
CIK 1284452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2012

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______ to ______

Commission File Number   001-33202

MONDIAL VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

6564 Smoke Tree Lane, Scottsdale AZ, 85253
(Address of principal executive offices)

(480) 948-6581
Issuer’s telephone number, including area code:

4625 West Nevso Dr. Las Vegas NV, 89103
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 100,000,000 Shares of $0.001 par value common stock outstanding as of June 30, 2012.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Balance Sheets

	June 30	December 31
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$53	$1,573
Total current assets	53	1,573

Goodwill	104,272	104,272

Total assets	$104,325	$105,845

Liabilities and member's capital (deficit)
Current liabilities:
Accounts payable and accrued liabilites	$165,235	$155,801
Accrued compensation	360,000	330,000
Interest accrued	72,647	47,747
Notes payable	220,000	220,000
Total current liabilities	817,882	753,548

Stockholders' equity (deficit)
Preferred stock no par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011
Common stock, $.001 par value; 250,000,000 shares authorized, 100,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively
Common stock, $.001 par value; 250,000,000 shares authorized, 100,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	100,000	100,000
Additional paid–in capital	72,876	72,876
Deficit	(886,433)	(820,579)
Total shareholders' equity	(713,557)	(647,703)

Total liabilities and member's capital (deficit)	$104,325	$105,845

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statement of Operations
(unaudited)
					May 29, 2002
					( inception)
					through
	Three Months Ended June 30		Six Months Ended June 30		June 30
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineal property acquisition	-	-	-	-	16,542
Product development	-	6,250	-	18,625	34,250
Office and general	4,735	112,818	34,954	27,487	414,874
Professional expense	6,000	136,103	7,250	174,291	265,653
Marketing	-	73,512	-	73,512	73,512
Compensation expense	-	-	-	180,000	13,330
	10,735	328,683	42,204	473,915	818,161

Loss from operations	(10,735)	(328,683)	(42,204)	(473,915)	(818,161)

Interest expense	12,450	1,537	24,900	3,656	57,072

Net loss	$(23,185)	$(330,220)	$(67,104)	$(477,571)	$(875,233)

Basic and diluted loss per share	$(0.000)	$(0.003)	$(0.001)	$(0.005)

Basic weighted average common shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

Diluted weighted average common shares outstanding	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statements of Stockholder's Equity (Deficit)
(unaudited)

			Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2011	100,000	$100,000	$72,876	$(820,579)	$(647,703)

Net loss	-	-	-	(64,654)	(64,654)

Balance at June 30, 2012	100,000	$100,000	$72,876	$(885,233)	$(712,357)

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Consolidated Statement of Cash Flows
(unaudited)

			May 29, 2002
			( inception)
			through
	Six Months Ended June 30		June 30
	2012	2011	2012
Cash flows from operating activities
Net loss	$(67,104)	$(43,919)	$(887,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts payable and accrued liabilities	10,684	125,100	179,615
Accrued compensation	30,000	90,000	360,000
Interest accrued	24,900	12,450	69,522
Net cash used by operating activities	(1,520)	183,631	(278,546)

Cash flows from investing activities
Acquisition, net of cash acquired	-	-	53
Net cash provided by investing activities	-	-	53

Cash flows from financing activities
Proceeds from notes payable	-	120,000	170,000
Loan from officer/shareholder	-	-	28,337
Loan from related party	-	-	50,609
Issuance of common stock	-	-	29,600
Net cash provided by financing activities	-	120,000	278,546

Increase in cash and cash equivalents	(1,520)	6,417	53
Cash and cash equivalents at beginning of period	1,573	53	-
Cash and cash equivalents at end of period	$53	$6,470	$53

Supplemental disclosures of cash flow information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Notes To Consolidated Financial Statements
(unaudited)
June 30, 2012

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

At June 30, 2012, the Company maintained its cash balances in one financial institution located in Ashburn, Virginia.  The cash account consists of an operating checking account which is insured by the Federal Deposit Insurance Corporation.  The Company currently has $53 of funds subject to FDIC protection.

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

Note 5—Common Stock

The Company is authorized to issue 250,000,000  common shares with a par value of $0.001 and has issued 100,000,000 shares as at June 30, 2012 and December 31, 2011.

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

Note 8 -  Commitment  and Contingency

The company purchased oil and gas assets on July 31, 2012 from EGPI Firecreek, Inc. The Company issued 14,000,000 shares of common stock to EGPI Firecreek Inc. for  the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field consists of a 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. Currently, there are three wells in operation on the property currently producing approximately 300+ barrels of oil per month. The purchase also includes the Highland Production Company No. 2 well-bore in the oil and gas interests and pro rata oil & gas revenue and reserves with depth of ownership from 4700 ft. to 4900 ft.

Concurrent with the transaction the company hired Dennis Alexander as CEO and appointed him to the board of directors. Joanne Sylvanus was hired as CFO and appointed to the board of directors. There were 71,000,000 shares of common stock returned to the Company for cancelation by shareholders as part of an agreement between them.

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

Results of Operations for the Quarter Ended June 30, 2012

We did not earn any revenues during the quarter ending June 30, 2012.  At June 30, 2012, we had an accumulated deficit of $886,433 and a working capital deficiency of $817,829.

For the quarter ended June 30, 2012, our operating expenses consisted of $6,000 in professional fees and, $4,375 in office and general costs.

As of June 30, 2012, we had $53 in cash and liabilities totaling $817,882 consisting of accounts payable and accrued liabilities of $165,232, interest accrued of $72,647 and accrued compensation of 360,000 and a $220,000 notes payable due to unrelated parties.

We had not generated any revenue from inception to June 30, 2012 and are dependent upon obtaining financing to pursue our proposed business activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.  Effective December 30, 2010, we merged with Legacy Athletic Apparel LLC and have changed our business to the athletic footwear, apparel and accessories business. On July 31 we purchased oil and gas assets, see commitments and contingencies below.

General

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

Financial Position, Capital Resources and Liquidity

We will require additional funding in order to proceed with proposed product development and to cover administrative costs.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock as well as from debt financing.  We are currently in discussions with individuals and investment brokerage firms as part of our plan to raise- up to $1.5 million for fiscal year 2012.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or from debt financing.

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

Contractual Commitments and Contingencies

Subsequent to the end of the quarter, the company purchased oil and gas assets on July 31, 2012 from EGPI Firecreek, Inc. The Company issued 14,000,000 shares of common stock to EGPI Firecreek Inc. for  the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field consists of a 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. Currently, there are three wells in operation on the property currently producing approximately 300+ barrels of oil per month. The purchase also includes the Highland Production Company No. 2 well-bore in the oil and gas interests and pro rata oil & gas revenue and reserves with depth of ownership from 4700 ft. to 4900 ft.

Concurrent with the transaction the company hired Dennis Alexander as CEO and appointed him to the board of directors. Joanne Sylvanus was hired as CFO and appointed to the board of directors. There were 71,000,000 shares of common stock returned to the Company for cancelation by shareholders as part of an agreement between them.

Critical Accounting Policies and Estimates

The financial statements of the Company include the accounts of Mondial Ventures, Inc. have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars.

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

As of the end of the period covered by this Form 10-Q for quarter ended June 30 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  Aug 14, 2012

Mondial Ventures, Inc.

/s/ Dennis Alexander
Dennis Alexander
Chief Executive Officer and
Chairman of the Board of Directors