Form 10-Q
period 2012-09-30
MONDIAL VENTURES, INC.
filed 2012-11-19
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-51033

MONDIAL VENTURES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	27-4481914
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6564 Smoke Tree Lane
Scottsdale, Arizona 85253
 (Address of Principal Executive Offices)

(480) 948-6581
 (Registrant’s Telephone Number)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 17, 2012, the registrant had 53,000,000 shares of its $0.001 par value common and no shares of Preferred stock issued and outstanding at $0.001 par value for the Preferred stock.

MONDIAL VENTURES, INC.
(a Development Stage Company)
10-Q
September 30, 2012

Mondial Ventures, Inc.
( a Developmental Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets:
Cash	$143	$1,573
Accounts receivable	14,736	-
Total current assets	14,879	1,573

Other Assets
Loan receivable	33,626	-
Fixed assets - net	81,126	-
Oil and gas properties – proved reserves - net	1,010,543	-
Goodwill	104,272	104,272
Total other assets	1,229,567	104,272

Total assets	$1,244,446	$105,845

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$174,990	$155,801
Accrued liabilities	882,647	377,747
Notes and loans payable	320,000	220,000
Total current liabilities	1,377,637	753,548

Stockholders' equity (deficit)
Preferred stock no par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011
Common stock, $0.001 par value; 250,000,000 shares authorized, 125,000,000 and 100,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	125,000	100,000
Additional paid–in capital	1,047,876	72,876
Deficit	(1,306,067)	(820,579)
Total stockholders' equity (deficit)	(133,191)	(647,703)

Total liabilities and stockholders’ equity (deficit)	$1,244,446	$105,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mondial Ventures, Inc.
(a Developmental Stage Company)
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		May 29, 2002 ( inception) through September 30
	2012	2011	2012	2011	2012

Gross revenues from oil and gas sales	$51,998	-	51,998	-	$51,998
Well operation costs	(37,262)	-	(37,262)	-	(37,262)
Gross margin	14,736	-	14,736	-	14,736

General and administrative expenses:
General administration	410,670	117,478	475,324	591,393	1,238,831
Total general & administrative expenses	410,670	117,478	475,324	591,393	1,238,831

Loss from operations	(395,934)	(117,478)	(460,588)	(591,393)	(1,224,095)
Interest expense	24,900	28,516	24,900	33,172	81,972
Net loss	$(420,834)	$(145,994)	$(485,488)	$(624,565)	(1,306,067)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	116,576,987	100,000,000	105,586,081	100,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mondial Ventures, Inc.
( a Developmental Stage Company)
Condensed Consolidated Statement of Cash Flows
(unaudited)

				May 29, 2002
				( inception)
				Through
	Nine Months Ended Sept. 30			September 30
	2012	2011		2012
Operating activities
Net loss	$(485,488)		$(623,565)	$(1,306,067)
Adjustments to reconcile net loss to net loss items no requiring the use of cash
Depletion	122,352		-	122,352
Depreciation	1,979		-	1,979
Compensation expense for advisory services	300,000		-	300,000
Changes in other operating assets and liabilities
Accounts receivable	(14,736)		-	(14,736)
Loan receivable	(33,626)		-	(33,626)
Accounts payable and accrued liabilities	74,089		457,072	615,926
Accrued compensation	-		-	-
Interest accrued	-		-	-
Net cash used by operating activities	(35,430)		(166,493)	(314,172)

Investing activities
Acquisition, net of cash acquired	(66,000)		-	(66,000)
Net cash (used) by investing activities	(66,000)		-	(66,000)

Financing activities
Proceeds from notes payable	100,000		170,000	270,000
Loan from officer/shareholder	-		-	30,106
Loan from related party	-		-	50,609
Issuance of common stock	-		-	29,600
Net cash provided by financing activities	100,000		170,000	380,315

Net change in cash	(1,430)		3,507	143
Cash at beginning of period	1,573		53	-
Cash at end of period	$143		$3,560	$143

Supplemental disclosures of cash flow information

Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-
Investing in oil and gas properties by assumption of debts	$450,000		$-	$450,000
Issuance of common stock for acquisition of oil leases	$700,000	$		$700,000
Acquisition of oil and gas assets	$(1,150,000)	$		$(1,150,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                                                                                                                                                                                                                                                                                                                               F-

Mondial Ventures, Inc.
(a Developmental Stage Company)
Notes To Condensed Consolidated Financial Statements
(unaudited)
September 30, 2012

Note 1—Organization of the Company and Significant Accounting Policies

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

Legacy is focused on the design, manufacture, marketing and distribution of fashion-forward contemporary athletic footwear and apparel.  The Company was in the business of  low priced, high quality proven professional athletic footwear and apparel products.  During the third quarter, the Company ceased the Legacy business and focused on starting principal operations in oil and gas production and distribution.

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

In addition, on July 31, 2012, all of the existing board members, Rob Fiallo and Jeff Sirianni resigned their positions.  The Company hired Dennis R. Alexander as CEO and appointed him to the Board of Directors.  Joanne M. Sylvanus was hired as CFO and appointed to the board of directors.

As a result of the merger with Mondial Ventures, Inc. originally an oil and gas focused business, and the subsequent acquisition of oil and gas leases, the focus of the Company has shifted and will be on developing  the existing and proposed new oil and gas projects.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Unaudited Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations.

These interim financial statements follow the same significant accounting policies and methods of application as the Company's annual consolidated financial statements for the year ended December 31, 2011.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Basis of Accounting

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and for the period they include.  Actual results may differ from these estimates.

Revenue and Cost Recognition-

-
Oil and gas:  Revenue is recognized from oil and gas sales in the period of delivery.  Settlement on sales occurs anywhere from two weeks to two months after the delivery date.  The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

-	Oilfield services: Revenue from services is recognized when an arrangement exists, the services are rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Cash and Cash Equivalents -The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2012 and December 31, 2011.

Prepaid Expenses - Prepaid expenses are recorded at cost for payments for goods and services purchased during an accounting period but not used or consumed during that accounting period. The costs are amortized over time as the benefit is received onto the income statement.

Oil and Gas Activities - The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process which relies on interpretations of available geologic, geographic and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if a sufficient quantity of reserves is discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2011 after conducting an impairment analysis, the Company did not record impairment as the fair value of our reserves exceeded our net book value.

Asset Retirement Obligations (“ARO”).  The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company's experience of successful drilling.

Costs of retired, sold or abandoned properties that make up a part of an amortization base (partial field) are charged to accumulated depreciation, depletion and amortization if the units-of-production rate is not significantly affected. Accordingly, a gain or loss, if any, is recognized only when a group of proved properties (entire field) that make up the amortization base has been retired, abandoned or sold.

Fair Value Measurements - On August 1, 2012 the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on August 1, 2012, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3
Goodwill (non-recurring)	$-	$-		$104,272
	$-	$-	$

The Company has goodwill as a result of the 2010 business combinations discussed throughout this form 10-Q. These assets were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

Equipment – Equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

Office equipment	3 years
Computer hardware & software	3 years
Improvements & furniture	5 years
Well equipment	7 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized.  Minor repair expenditures are charged to expense as incurred.

Impairment of Long-Lived Assets - The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs

Goodwill

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

Earnings (Loss) per Share

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

Stock Based Compensation

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability.

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued.

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement.

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under ASC 718 unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered.

Note 2 - Recent Accounting Pronouncements

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU  did not have an impact on our consolidated financial position, results of operations or cash flows.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210):  Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Entities should provide the disclosures required retrospectively for all comparative periods presented.  We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Note 4 – Acquisition of Oil and Gas Leases

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

The Company issued 14,000,000 shares of Mondial Ventures, Inc. common stock for the acquisition of oil and gas assets.  The value of the shares was measured at the closing price on July 31, 2012.   In addition, the Company assumed of $450,000 of debt of Energy Producers, Inc., the seller of 50% of its oil and gas leases. Payments on the assumed debt begin in January of 2013.

Note 5—Notes and Loans Payable

The Company has unsecured notes payable $ 220,000 with various individuals and at various interest rates.

During the year ended December 31, 2011, the Company entered into five additional notes payable agreements totaling $170,000. All have been extinguished.

The Company obtained an unsecured, non-interest bearing loan from an individual for $ 100,000.

Note 6 – Accrued Liabilities

Accrued liabilities consists of $360,000 of unpaid compensation to former associates, $ 72,647 in accrued interest on outstanding notes, and $ 450,000  of liabilities assumed as part of the acquisition of the oil and gas leases.

Note 7—Common Stock

The Company is authorized to issue 250,000,000 common shares with a par value of $0.001 and has issued 125,000,000 shares as of September 30, 2012 and 100,000,000 shares as of December 31, 2011. During the three months ended September 30, 2012, the Company issued 14,000,000 shares of common stock as part of the purchase price of the oil and gas leases acquired.  An additional 5,000,000 common restricted shares were issued to assign the share purchase agreement and 5,000,000 common restricted shares were issued to new management for services rendered in the acquisition process.

Note 8 – Additional Paid in Capital

Additional Paid in Capital increased by $975,000 as a result of issuing stock in connection with the acquisition of the oil and gas leases and issuing stock in connection with advisory services.

Note 9- Related Party Transactions

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

The Company also has an unsecured loan receivable with another company who is a 12% shareholder in Mondial Ventures, Inc.

The company purchased oil and gas assets on July 31, 2012 from EGPI Firecreek, Inc. The Company issued 14,000,000 shares of common stock to EGPI Firecreek Inc. for the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field consists of a 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. Currently, there are three wells in operation on the property.

Concurrent with the transaction the company hired Dennis Alexander as CEO and appointed him to the board of directors. The Company issued 5,000,000 shares of its restricted stock to Global Media Network USA, Inc., a firm owned by Dennis Alexander which provides his services as CEO. Joanne Sylvanus was hired as CFO and appointed to the board of directors. There were 71,000,000 shares of common stock returned to the Company for cancellation by shareholders as part of an agreement between them.

Mondial Ventures, Inc. and EGPI Firecreek Inc. are under common control through shares owned by Global Media Network  USA, Inc. which is wholly owned by Dennis R. Alexander.

Note 10 – Equipment

	September 30, 2012	December 31, 2011

Well equipment	83,105	0
Accumulated depreciation	(1,979)	0

Equipment - net	$81,126	$0

Depreciation expense was $ 69,107 and $116,240 for the nine months ended September 30, 2012 and September 30, 2011.

Note 11 - Oil and Gas

Oil and Gas Properties:	September 30, 2012	December 31, 2011
Oil and gas properties – proved reserves	$1,066,895	$0
Development costs	66,000	0
Accumulated depletion	(122,352)	0

Oil and gas properties - net	$1,010,543	$0

Depletion expense was $ 122,352 and $ 0 for nine months ended September 30, 2012 and September 30, 2011, respectively.

Note 12 - Concentrations and Risk

Customers

During the three months ended September 30, 2012, revenue generated under the top five customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Note  13 – Going Concern

The Company has sustained operating losses of $1,306,067 since inception.  The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Note 14 -   Subsequent Events

In October 2012, 71,000 000 shares of common stock returned to the Company for cancellation by shareholders resulting from release agreements signed in July 2012 whereas the then Board of Directors authorized for the return of shares from various parties of the release agreements to the Treasury of the Company. The cancellation of shares resulted from a debt assignment for $150,000.

In October, 2012, The Company as the nominee / assignee of CUBO Energy, PLC (“MNVN”, “Assignee”, or “Participant”), entered into a Linear Short Form Agreement (the “AGREEMENT”) with Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. (“FIRECREEK”, “Assignor”, “Rights Holder”, “Option Holder”),”), with its principal place of business located at 6564 North Smoke Tree Lane, Scottsdale Arizona 85253  (“MNVN”, “Assignee”, or “Participant”), (Firecreek, MNVN are collectively referred to herein as the “PARTIES”).

i) a previous Letter of Intent between the parties is effectively extended through the date of effectiveness of the Definitive Short Form Agreement and ii) CUBO Energy, PLC has elected its nominee / assignee to be Mondial Ventures, Inc.

The material terms of the Linear Short Form Agreement include:

     1. December 31, 2009, Firecreek, through its wholly owned subsidiary Energy Producers, Inc. (“Energy Producers” or “EPI”) closed an Acquisition Agreement including an Assignment of Interests in Oil and Gas Leases (the “Assignment”), with Whitt Oil & Gas, Inc., (“Whitt” or “Operator”) a Texas corporation acquiring 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas.

     2. Firecreek proposes initially to undertake with MNVN as follows: Prepare to contract for a 3-D Seismic contract covering the Boyette property in Shackelford County, Texas. The seismic study will focus on specific Barnett Shale formation characteristics that will assist in the drilling of one and possibly two Barnett horizontal wells or an equivalent of up to eight vertical wells on the Boyette lease at a proposed initial depth of approximately 5,200’ to 5,500’ feet. There have been recent Barnett wells in the area that have been productive in the oil segment or phase of the Barnett Shale that have justified the seismic study. The onsite seismic work is expected to commence within 90 days.

     3. Price contributed by MNVN for the initial 3-D Seismic study and proposed herewith to buy out 50% partner interests, and other costs with re engaged start up activities: $175,000 of which $10,000 has been received by Firecreek as a deposit to date thereby leaving a balance of $165,000 due.

     4. On successful seismic testing anticipated AFE for Barnet Horizontal Well program would be estimated to be $750,000 per horizontal well. Firecreek to come to terms of agreement regarding financing for the proposed drilling and development should the parties agree to further move forward after the Seismic study.

In November 2012, 5,000,000 shares of the Company’s restricted stock were subscribed for issuance to an Advisor for services rendered.

In November 2012, Joanne M. Sylvanus, Director and CFO was elected as Treasurer and Secretary of the Company.

In November 2012 the Company entered into a nine (9) month $33,000 6% convertible promissory note with accredited / institutional investors. The note is not available for conversion until after 180 days have elapsed, and has a right for pre payment.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-K, as amended, and the other financial data appearing elsewhere in this Form 10-Q Report.

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

We began operations in July 2010 as Legacy Athletic Apparel LLC . Pursuant to an Agreement and Plan of Merger dated as of December 14, 2010, entered into by and between Legacy Athletic Apparel LLC, a Virginia limited liability company and Mondial Ventures, Inc., a Nevada corporation, on December 30, 2010, Legacy merged into Mondial, with Mondial being the surviving entity.  As a result of the merger, Mondial succeeded to the business and acquired all the assets and assumed all the liabilities of Legacy.

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
.
The company purchased oil and gas assets on July 31, 2012 from EGPI Firecreek, Inc. The Company issued 14,000,000 shares of common stock to EGPI Firecreek Inc. for the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field consists of a 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. Currently, there are three wells in operation on the property currently producing approximately 300+ barrels of oil per month. The purchase also includes the Highland Production Company No. 2 well-bore in the oil and gas interests and pro

Concurrent with the transaction the company hired Dennis Alexander as CEO and appointed him to the board of directors. Joanne Sylvanus was hired as CFO and appointed to the board of directors. There were 71,000,000 shares of common stock returned to the Company for cancellation by shareholders as part of an agreement between them. Please see additional information regarding the management changes listed in our 8K filed August 3, 2012.

The Company’s goal is to build our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

One of the ways our plans for growth could be altered if current opportunities now available become unavailable:

The Company would need to identify, locate, or address replacing current potential acquisitions or strategic alliances with new prospects or initiate other existing available projects that may have been planned for later stages of growth and the Company may therefore not be ready to activate. This process can place a strain on the Company. New acquisitions, business opportunities, and alliances, take time for review, analysis, inspections and negotiations. The time taken in the review activities is an unknown factor,
General Statement:  Factors that may affect future results:

With the exception of historical information, the matters discussed in Management’s Discussion and Analysis or Plan of Operation contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.  Typically, these statements are indicated by words such as “anticipates”, “expects”, “believes”, “plans”, “could”, and similar words and phrases.  Factors that could cause the company’s actual results to differ materially from management’s projections, forecasts, estimates and expectations include but are not limited to the following:

•	Inability of the company to secure additional financing.

•	Unexpected economic changes in the United States.

•	The imposition of new restrictions or regulations by government agencies that affect the Company’s business activities.

To the extent possible, the following discussion will highlight the Company’s business activities for the three and nine months ended September 30, 2012 and September 30, 2011.

 Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Total revenue for sales of oil and gas during the three months ended September 30, 2012   was $ 51,998  and none in 2011.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the three months ended September 30
	2011	2012
Advertising and promotion	$274	$-
Administration	6,412	108,728
Depreciation/Amortization	124,331	-
Professional Fees	279,653	8,750
Total	$410,670	$117,478

Total general and administrative expenses increased to $410,670 as of September 30, 2012 from $117,478 as of September 30, 2011 due to the depreciation and amortization of the newly acquired oil and gas wells and related equipment.

Interest expense for the three months ended September 30, 2012 was $24,900 compared with $28,516 for the same period last year due to the elimination of the related liabilities.

Income (loss) per share was ($0.00) per share for the three months ended September 30, 2012, for continuing operations, compared to an income (loss) of ($ 0.00) per share for the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Total revenue for sales of oil and gas during the nine months ended September 30, 2012 as compared to September 30, 2011 was $ 51,998 and $ 0, respectively
.
Following is a breakdown  of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the nine months ending September 30
	2012	2011

Advertising and promotion	$274	$73,512
Administration	41,366	334,840
Depreciation/amortization	124,331	-
Professional fees	309,353	183,041
Total	$475,324	$591,393

Total general and administrative expenses decreased to $475,324   as of September 30, 2012 from $591,393 as of September 30, 2011 due to management changes.

After deducting general and administrative expenses, the Company experienced a loss from operations of $460,588 for the nine months ended September 30, 2012 compared to a loss of $591,393 for the same period last year.

Interest expense for the nine months ended September 30, 2012 was $24,900 compared with $33,172 for the same period last year.

Income (loss) per share was ($0.00) per share for the nine months ended September 30, 2012, for continuing operations, compared to a loss of ($ 0.01) per share for the nine months ended September 30, 2011.

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at September 30, 2012 was $143 compared to $1,573 at December 31, 2011. The Company had working capital deficit of $ 767,569 at September 30, 2012 compared to a working capital deficit of $751,975 at December 31, 2011.

Total assets increased to $1,244,446 at September 30, 2012 compared to $105,845 at December 31, 2011 mainly as a result of the acquisition of oil and gas leases.

Shareholders’ equity increased to a deficit of $133,191 at September 30, 2012 from a deficit of $647,703 at December 31, 2011. During the nine months ended September 30, 2012, the Company issued 10,000,000 shares to consultants for services rendered. In addition, the Company issued 14,000,000 shares to acquire an interest in operating oil and gas leases.

The Company must generally undertake certain ongoing expenditures in connection with rebuilding, expanding and developing its oil and gas business and related acquisition activity and its business acquisition activities, and for various past and present legal, accounting, consulting, and technical review, and to perform due diligence for the acquisition and development programs for both lines of business; furthering research for new and ongoing business prospects, and in pursuing capital financing for its existing available rights and proposed operations.

Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, alternative energy division, acquisition and development, will initially require $5,000,000 to $35,000,000 during the next six to twelve months .

 The Company may elect to reduce or increase its requirement as circumstances dictate. We may elect to revise our plans and requirements for funds depending on factors including; changes in acquisition and development estimates; interim corporate and project finance requirements; unexpected timing of markets as to cyclical aspects as a whole; currency and exchange rates; project availability with respect to interest and timing factors indicated from parties representing potential sources of capital; structure and status of our strategic alliances, potential joint venture partners, and or our targeted acquisitions and or interests.

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2012.

ITEM  3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM  4(T)
CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

●
Due to our relatively small size and not having present operations, we do not have segregation of duties which is a deficiency in our disclosure controls. We do not presently have the resources to cure this deficiency.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

(b)	Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see information contained in our Current Report on Form 8-K filed on August 9, 2012, incorporated herein by reference.

I.
On July 31, 2012, based on approval of the then Board of Directors we completed an acquisition (settled by issuance of shares under a Share Purchase Agreement and Assignment and Bill of Sale Agreement) with Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. whose address is 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. Pursuant to the Share Purchase Agreement and a Participation Agreement, Mondial has acquired working interests in various Oil and Gas assets from Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc, effectively changing the business of Mondial to an Oil and Gas Company. Upon the closing of the Acquisition, the Company issued to EGPI Firecreek, Inc. 14,000,000 common shares of Mondial common stock, par value $.001 per share (the “Common Stock”). In addition, we issued 5,000,000 common shares to assign the Share Purchase Agreement and 5,000,000 common shares issued to new management, and 1,000,000 shares for advisory services in connection with the transaction following the completion of the Acquisition, further as follows:

Name and Address (iii)	Date	Restricted Common Share Amt	Type of Consideration	Fair Market Value of Consideration

JAX Capital Growth LLC 1/ 70 Christopher Ct. Woodburry, New York 11797	7/31/12	1,000,000	Advisory services in connection with The Acquisition	$50,000

EGPI Firecreek, Inc. 2/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	7/31/12	14,000,000	Part of the Acquisition Cost for Tubb Leasehold Interest	$700,000

Global Media Network USA, Inc. 3/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	7/31/12	5,000,000	For services rendered to the Company in connection with the acquisition And incentive	$250,000

CUBO Energy, AG 4/ Chaltenbodenstr 4A Schindellegi 8834 Switzerland	7/31/12	2,500,000	Assignment of Share Purchase Agreement	$125,000

LFA Associates, AG 45/ 45 Seefeldstrasse Zurich 8008 Switzerland	7/31/12	2,,500,000	Assignment of Share Purchase Agreement	$125,000

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) $1,250,000 of the financing proceeds in the immediately preceding table was used as listed in the table above primarily in consideration of bonus for services rendered and or in exchange for accrued services rendered to the Company and/or one or more of its subsidiaries, and incentive.

(iii) Further restrictions are imposed on the common restricted share issuances such that it is agreed unless approved by the Board of Directors by its written consent, such shares issued to each and every person or entity shall not be hypothecated, sold, exchanged, or otherwise disposed of for a period of 7 months from the effective date of issuance which is August 27, 2012, but transfers to family members are allowed as gifts as long as these further restrictions are disclosed and followed.

(1)	JAX Capital Growth, LLC for legal advisory services in connection with the Acquisition; JAX Capital Growth, LLC is a shareholder and is not a director or officer of the Company.
(2)	EGPI Firecreek, Inc., as part of the acquisition cost for the Tubb Leasehold Estate Oil and Gas interests; EGPI Firecreek, Inc. is a shareholder of the Company.
(3)
Global Media Network USA, Inc., for services rendered to the Company in connection with the acquisition and as an incentive; Global Media Network USA, Inc. is a shareholder of the Company and EGPI Firecreek, Inc. who is also a shareholder of the Company. Dennis Alexander who is CEO of the Company owns 100% of Global Media Network USA, Inc.

(4)	CUBO Energy, AG, for assignment of the Share Purchase Agreement. CUBO Energy, AG is a shareholder of the Company.
(5)	LFA Associates, AG, for assignment of the Share Purchase Agreement. LFA Associates, AG is a shareholder of the Company.

(iii) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

Please see information contained in our Current Report on Form 8-K filed on August 9, 2012, incorporated herein by reference.

The Company is presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions in Texas, Montana, and other productive regions and areas in the U.S.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

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

Date:  November 19, 2012

Mondial Ventures, Inc.

/s/ Dennis Alexander
Dennis Alexander
Chief Executive Officer and
Chairman of the Board of Directors