Form 10-K
period 2012-12-31
MONDIAL VENTURES, INC.
filed 2013-04-29
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-51033

MONDIAL VENTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-4481914
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6564 Smoke Tree Lane Scottsdale, AZ 85253
(Address of Principal Executive Offices) (Zip Code)

(480) 948-6581
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the National Quotation Bureau) was approximately $4,750,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 16, 2013, the registrant had 62,097,142 shares of its $0.001 par value common stock issued and outstanding. There are no shares of preferred stock issued and outstanding, $0.001 par value for each of the Series of Preferred.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

MONDIAL VENTURES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to the Company’s Business” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

Mondial Ventures, Inc. (the “Company”, “MNVN”, “Mondial” “we”, “us” or “our”) was incorporated in the state of Nevada on May 29, 2002 as Mondial Ventures, Inc. with 75,000,000 shares of $.001 par value common stock authorized.

In December 22, 2003, the Company was in development stage operations as an exploration stage mineral company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits the Company would discover and that demonstrated economic feasibility.  The Company’s then sole initial mineral property, the Q29, was located in the Nanaimo Mining Division of British Columbia, Canada. The Company owned a 100% interest, subject to a 2% net smelter returns royalty in the four mineral claims comprising the Q29 property. The claims were purchased from Mr. Edward McCrossan of Vancouver, British Columbia for a cash payment of $6,000. The objective was to conduct mineral exploration activities on the Q29 property in order to assess whether it possessed economic reserves of copper and gold. Such proposed exploration program was designed to search for an economic mineral deposit.

Effective December 1, 2010, the Company increased its authorized common shares to 250,000,000 with a par value of $0.001, and authorized 10,000,000 shares of blank check preferred stock, par value $0.001 per share, with such rights and preferences and manner of issuance as permitted by law may be determined by the Board of Directors. The Company’s principal place of business is 6564 Smoke Tree Lane, Scottsdale, AZ 85253.

On December 15, 2010, the claims related to the 100% interests owned in four contiguous mineral claims collectively known as the Q29 property expired and in light of the Company’s then determination and preparation to change its business, the Company did not re-stake the claims.

On December 30, 2010, the Company completed a merger with Legacy Athletic Apparel, LLC, a Virginia limited liability company (“Legacy”) (the “Merger Agreement”) dated as of December 14, 2010, by and between the Company and Legacy.  Pursuant to the Agreement and Plan of Merger, Legacy merged into the Company, with the Company being the surviving entity (the “Merger”).  As a result of the Merger, the Company succeeded to the business and acquired all the assets and assumed all the liabilities of Legacy. This transaction was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill with operating results are included in the Consolidated Statement of Operations since the date of the merger.  The cost of the merger was $51,000 and goodwill of $104,272 was recorded. Upon the closing of the merger, each percent of common membership interest of Legacy issued and outstanding was converted automatically into the right to receive 510,000 shares of Mondial common stock, par value $.001 per share, for an aggregate of 51,000,000 shares of common stock. The securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

On July 31, 2012 the Company purchased oil and gas assets and interests in the J.B. Tubb Leasehold Estate via a Securities Purchase Agreement (“SPA) and Assignment and Bill of Sale with EGPI Firecreek, Inc. (“EGPI” or “Investor”) The Company issued 14,000,000 shares of common stock to EGPI along with the assumption of $450,000 debt for 37.5% working interest ("WI"), and corresponding 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves in the North 40, and additional rights agreement for the South 40 of the J.B. Tubb Leasehold Estate, respectively, and for all depths below the surface to 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. Currently, there are three wells in operation on the property.

On October 30, 2012 the Company entered into a Definitive Short Form Agreement with EGPI Firecreek, Inc. for development of 240 acre leases, reserves, three wells and equipment located in Callahan, Steven and Shackelford Counties, West Central Texas, which includes but is not limited to potential negotiations to buy out 50% partner interests, due diligence, an initial 3-D Seismic study reserve studies and roll over leases if necessary. The agreement is non-binding and the parties intend to finalize the agreement by executing a Definitive Long Form Agreement in the future. The parties had until November 6, 2012 to finalize this agreement but did not do so by that date. Both parties are still interested in pursuing this transaction in the future.

As of July 31, 2012 through the balance of Fiscal 2012 as a result of the Company’s acquisition of oil and gas leases, and discontinuation of the Legacy business development operations, the focus of the Company has shifted and will be on developing the existing and proposed new oil and gas projects.

For further information related to our history please see information in our Form 10K Reports filed on April 16, 2012 and April 15, 2011, respectively, along with filings on Form 10-Q and Form 8-K, as amended.

Overview

As of July 31, 2012 we are an oil and gas production company focused on the recovery and development of oil and natural gas.

Our Historical Business

Legacy – Mondial Merger

Pursuant to an Agreement and Plan of Merger dated as of December 14, 2010, entered into by and between Legacy Athletic Apparel LLC, (“Legacy”) a Virginia limited liability company and Mondial a Nevada corporation, on December 30, 2010, Legacy merged into Mondial, with Mondial being the surviving entity.  Prior to the Plan of Merger Legacy was formed in July 2010 as a Virginia limited liability company.  As a result of the merger, Mondial succeeded to the business and acquired all the assets and assumed all the liabilities of Legacy. Previous business activities related to Legacy operations included the development, design, marketing and distribution of branded performance apparel, footwear and accessories for men, women and youth.

Historical Mining Operations

Prior to the historical merger with Legacy, the Company was an exploration stage mineral company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we would discover and that demonstrated economic feasibility.  Prior to December 15, 2010, we owned a 100% interest in four contiguous mineral claims collectively known as the Q29 property.  The claims expired on December 15, 2010, and in light of our determination to change our business as contemplated in the merger, we did not re-stake the claims.

RECENT DEVELOPMENTS

On January 28, 2013 the Company entered into an Agreement to further extend option relating to a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) (“Participation Agreement”) dated July 31, 2012 between the Company and EGPI and Success Oil Co., Inc. (“Success”). Per the July 31, 2012 formal SPA and Assignment and Bill of Sale Agreement with EGPI, the Company was granted a 6 month option on a farm in agreement with regards to drilling of a series of wells on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas. The Agreement to extend option calls for monthly payments of $2,022.76 beginning January 2013, for four months, and effectively increases the expiration date to April 30, 2013, unless modified in writing signed by the parties or there is a default not cured or waived. The Agreement to extend option essentially extends a November 30, 2011 Participation Rights Agreement which allows for the Company’s Participation Agreement (see Current Report on Form 8-K filed by the Company on August 9, 2012, and Exhibit 10.3 to a Current Report on Form 8-K filed by EGPI on August 3, 2012) to also be extended, and modified and amended accordingly. The material terms modified and amended reflecting the Company’s rights, include that on a best efforts basis reduced the financing requirement overall pursued for Capital Expenditure (CAPEX) to drill a well to the Ellenberg formation on a turnkey basis in the approximate amount of One Million, Five Hundred Seventy Five Thousand ($1,575,000) dollars and to wit Success acknowledges that EGPI and or its assignee shall be able to negotiate and or sell interests and or participation in the development of any additional well(s) and other terms as needed, on approval by Success. For further information please see Current Report on Form 8-K filed by the Company on August 9, 2012, and Exhibit 10.5 and 10.6 to a Current Report on Form 8-K filed by EGPI August 3, 2012.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of acquiring additional projects and financing capital expenditures to build upon its infrastructure for its oil and gas operations in 2013. The Company throughout its first quarter of operations for 2013 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in Eastern Texas, and in other core areas of the Permian Basin.

The Company’s goal is to build our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

THE BUSINESS

We are an independent oil and gas company engaged in the exploration, development and exploitation of crude oil and natural gas properties primarily in the United States. We have focused our activities on projects based in i) the Permian Basin areas of Texas, and ii) surrounding States and regions in the U.S. for activities related to oil and gas production, and related business.

The Company as of July 31, 2012 has commenced building and integrating one line segment of operations and for production and development of oil and gas and its infrastructure which we are currently focused on building domestically.

Oil and Gas Units (line segment of operations) Transitioning Stage

Our business and our ability to acquire mineral rights, targeted rehabilitation projects with upside potential, and participate in drilling activities are due primarily to the relationships we have developed over the years with our operating partners, and key industry advisors. We believe our competitive advantage lies in our ability to locate good potential oil and gas property acquisitions, resource plays, and other business opportunities and interests located primarily in Texas and surrounding States.

The Company’s goal moving forward will seek to operate its assets so it can develop drilling programs that not only replace production, but add value through reserve growth, production growth and future operational synergies. The development program goals are to enable repeatable drilling opportunities to maintain and/or grow cash flow.

Acquisition of 37.5% Working Interests, J.B. Tubb Leasehold Estate, Amoco Crawar Field, Ward County, Texas

On July 31, 2012, we entered into a Stock Purchase Agreement (“SPA”) with EGPI Firecreek, Inc. through its wholly owned subsidiary Energy Producers, Inc. (“Investors” or “EGPI”) whereby the parties delivered an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) pursuant to which the Investors delivered to the Company assets of EGPI as described in the Assignment and Bill of Sale summarily as follows: Under the terms of the agreement, effective July 31, 2012, the Company i) acquired a 37.5% Working Interest and 28.125% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas), ii) also acquired 37.5% Working Interest and 28.125% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft in well bore and 3800 ft. to 4000 ft in well bore, and iii) a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate. For further information please see our Current Report on Form 8-K filed on August 9, 2012.

Purchase Costs Associated With Our Acquired Interests in the Texas, J.B. Tubb Leasehold Estate

Per our entry into the SPA with EGPI, we agreed to authorize and issue 14,000,000 shares of our common restricted stock to EGPI or Investors, and in addition, assume four hundred fifty thousand dollars ($450,000) debt on the books of EGPI held by TWL Investments, a LLC and according to its Agreement and terms, as amended. Assumption of the four hundred and fifty thousand dollar ($450,000) pro rata portion of debt, carry identical terms as of the date of even per an Agreement effective as of July 1, 2012 by and between EGPI Firecreek, Inc., a Nevada corporation, and its wholly owned subsidiary Energy Producers Inc., also a Nevada corporation, and TWL Investments, a LLC, an Arizona limited liability company, each a “Party” and collectively (the “Parties”). For further reference and to view the Agreement as amended, please see Agreement Regarding Promissory Note of May 9, 2012, listed on Exhibit 10.10 to a Current Report on Form 8-K filed by EGPI with the Securities and Exchange Commission on August 3, 2012.

2013 Work Program Costs Associated With Our Acquired Oil and Gas Interests in the Texas, J.B. Tubb Leasehold Estate

On August 31, 2012 the Company entered into a loan agreement in the face amount of $100,000 with a private party (the “Note”). Proceeds thereof in the amount of $80,000 were used in part to finance an Escrow Agreement requirement in behalf of a Turnkey Rework Agreement, exhibits and attachments including Oil and Gas Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) dated July 31, 2012, by and between one or more parties including the Company, Success Oil Co., Inc., EGPI Firecreek, Inc., and EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc. The Escrow for the Turnkey Rework Agreement further provided for Success Oil Co., Inc. (“Success”) of Beverly Hills CA, also a licensed Texas operator, and the Company’s operator and partner, to perform a work program perforating the Glorieta payzone (in the South 40 acres of the J. B. Tubb Leasehold Estate) at intervals ranging from 3,800 feet to 4,000 feet, plus additionally to acidize and swab on the J.B. Tubb Leasehold Estate Crawar #2 well.

The work program was designed and implemented by Success Oil Co., Inc. our operator and partner to generate oil and gas production targeted in the Glorieta horizon. The well has a geological composite of dolomite and the resulting well resulted in both oil and gas production with 40% oil cut to water ratio. Initial flush production for the first month as total gross for the well was encouraging at a gross of approximately 1700 barrels of oil and 3.9 million cubic feet gas of which the Company’s share is according to its working and net revenue interests. The result for the Crawar #2 perforation into the Glorieta to date has had a reasonable result impact but overall has not yet reached the desired expectation for results as there needs to be a fracing procedure performed to open the fluid in the dolomite rock. The Company believes if it makes this approximate capital expenditure estimated at $150,000 that this will increase and stabilize productions.

Future Development Contemplated
J.B. Tubb Leasehold Estate, located in the Amoco Crawar Field, Ward County, Texas

As of December 2012, operations have requested the Company to consider a conventional frac to be performed to open up the rock to increase fluid entry and the expectation to increase production levels for oil and gas from the Glorieta formation on the Crawar #2 of the J.B. Tubb Leasehold Estate, and most often a standard procedure required for Devonian rock. The required capital expenditure for this work program AFE turnkey is approximately $150,000 and is in planning to be performed in early 2013 with a good and reasonable expectation to substantially increase production levels and averages for the well formation.

As part of the SPA with EGPI, on July 31, 2012 we entered into an Oil and Gas Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) and principally located on the South 40 of the J.G. Tubb Leasehold Estate, whereby Success Oil Co., Inc granted to us, under certain circumstances listed therein the participation agreement, a right of first refusal for certain drilling and development, and recently entered into an Agreement to Extend Option. The Company on a best efforts basis will pursue financing for Capital Expenditure (CAPEX) to drill a minimum of one new Ellenburger Well in the amount one million five hundred seventy five thousand ($1,575,000) dollars and up to three new wells discussed further this section, with reasonably consideration for cost adjustment due current market conditions, see further this section, and Success acknowledges that the Company and or its assignee shall be able to negotiate and or sell interests and or participation in the development of any additional well(s) under terms of the original Participation Agreement, on a best efforts basis, with such partner sharing an interest equivalent to its proportionate funding of such project(s), and or other terms of negotiation as may be agreeable by the Company and such proposed partner, if any, including any modification of this Agreement or the original participation agreement held by EGPI amended as of June 19, 2012, and extended through April 30, 2013, as long as it is formally reviewed and approved in a writing by Success.

The following formations are currently available for oil & gas drilling considerations in the South 40 acreage which include: Glorietta, Upper Clearfork, Tubbs, Lower Clearfork, Witchita Albany, Wolfcamp, Detrital Zone, Devonian, Lower Permian, Waddell, and Ellenburger formations with two potential locations for Ellenburger on the South 40 and one on the North 40. The Company along with its partners anticipates drilling a series of wells on the J.B. Tubb Leasehold Estate/Amoco Crawar Field, South 40 according to certain rights and option programs discussed herein. In addition to the South 40 prospects via option programs and participation rights discussed herein, there are three remaining potential prospects located on the North 40 owned by the Company to be developed in the Devonian, Waddell and additional Ellenburger locations away from existing wells at depths of 7,100’, 7,800’ and 8,350’ respectively.

Our objective for 2013 would be to drill the first well in the Ellenburger formation located on the South 40 of the JB Tubb Leasehold estate which geologically is updip. To note, the CRAWAR Field that the JB Tubb Leasehold Estate is a faulted anticline with multiple producing horizons. The Ellenburger formation is good potential as our target for drilling sets along a fault plane increasing viability noted by Certified Geologist below the Wolfcamp at appx 6,200’ and therefore Ellenburger viable at approximately 8,300’-8,400’ feet. The Ellenburger capital expenditure for $1.575 to $1.6 million on a Turnkey basis. The second and third wells located on the South 40 for additional drilling and development would be drilling a well in the Waddel formation to 7,700 -7,900’ foot depth. The CAPEX for the Waddel formation is estimated at $1.0 to $1.475 million Turnkey. Thereafter, we would drill to the Wolfcamp formation at approximately 6,200’ foot depth. The Wolfcamp CAPEX estimate is at $1.0 to $1.21 million Turnkey and under the terms of the Participation Agreement held by the Company and co interests.

Unless one million five hundred seventy five thousand ($1,575,000) dollars in CAPEX of the aggregate amount of three million six hundred thousand ($3,600,000) dollars in CAPEX is raised by the Company or assign for the drilling of not less than one but up to three new wells by participation, earn in, sale, or other method on the South 40 of the J.B. Tubb Leasehold Estate, and acceptable to Success during the term of the newly reinstated Agreement, then the newly reinstated Agreement, unless terms are either modified and or mutually extended in a writing by the parties thereto, will otherwise expire on April 30, 2013 (see also information under “Recent Developments” in this report), leaving the Company with the remaining potential for the North 40 development.

Proposed Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas

On October 30, 2012, the Company as the assignee of CUBO Energy PLC entered into a Linear Short Form Agreement with EGPI Firecreek, Inc. through its wholly owned subsidiary Energy Producers, Inc. (“EGPI”) involving evaluation, and preparation for the proposed acquisition of oil and gas interests subject to certain requirements. The interests relating to 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas.  The parties had until November 6, 2012 to finalize this agreement but did not do so by that date.  Both parties are still interested in pursuing this transaction in the future.

Evaluation and Implementation Costs Associated with the Proposed Acquisition and Development of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas

Acquisition evaluation and implementation costs total $175,000. The costs to be paid by the Company is to buy out 50% partner interests, and other costs, including lease extensions if necessary, and to include a seismic study when total funds are available. The seismic study will focus on specific Barnett Shale formation characteristics that will assist in the drilling of one and possibly two Barnett horizontal wells or an equivalent of up to eight vertical wells on the Boyette lease at a proposed initial depth of approximately 5,200’ to 5,500’ feet. We are targeting the oil segment or phase of the Barnett Shale and have justified the seismic study.

Future Development and Work Program Costs Associated With a Fully CompletedAcquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas,

On successful seismic testing anticipated AFE for Barnet Horizonal Well program would be estimated to be $1,000,000 per horizontal well to be split between the partners for the AFE costs. Firecreek to come to terms of agreement regarding financing for the proposed drilling and development should the parties agree to further move forward after the Seismic study.

For additional information please see our Current Report on Form 8-K, as amended, filed on November 15, 2012. See also additional information listed in “Notes to the Consolidated Financial Statements” further in this Report.

The Material terms of aproposed future Operating Agreement for a completed Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas,

The Company has, subject to further change or modification, a standard AAPL form operating agreement with an independent contractor to operate for the proposed activities the subject properties on a contract basis for our share of Working Interests (50%). At the present time Whitt Oil and Gas, Inc. is the independent contractor for EGPI (the “Independent Contractor” or “Operator”) and will be modified or changed to administer the Company’s proposed and pending interests. It will be expected that the operator when in place will furnish the monthly Lease Operation Expense and various activity reports to the Company. Upon successful commencement of production, run checks (payments) expected from future sales of oil and gas are to be sent to the operator from the purchasers for oil and gas produced. The designated gatherer for the oil the natural gas will be established. The independent contractor will be expected to administrate monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE’s), Whitt will collect and compile the Joint Interest Billing (JIB) Statements and prepares those certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation along with its share of the payment to be received according to its interests.

Competition

The oil and gas industry is highly competitive. As a new independent domestic producer entering the oil and gas business, the Company will not initially own and may never own any refining or retail outlets and may have little control over the price it will receive for planned crude oil production. Although management has established relationships in its proposed acquisition activities, significant competition by individual producers and operators or major oil companies exists. Integrated and independent companies and individual producers and operators are active bidders for desirable oil and gas properties. Many of these competitors have greater financial resources than the Company currently has now or may have in the near future.

Texas Regulations

Any oil undertaking with the State of Texas requires obtaining necessary permits and approvals from the Railroad Commission of Texas (“RRC”). Once a lease is obtained an operator’s agreement must be on file with the RRC. Federal regulations including those governed by the Environmental Protection Agency must also be strictly followed (see additional discussion addressing the regulatory environment governing oil & gas drilling and production found under “Business Risks”; “Governmental Regulation”). We believe our operators through the date of this Report, both previous and current, have obtained and or filed all necessary permits and reports to operate the wells and maintain compliance associated with the Company’s oil and gas interests held in the J.B. Tubb Leasehold Estate.

Financial Information about Segments and Geographic Areas

We have not segregated our operations into geographic areas given the fact that all of our proposed production activities for closed transactions to date occur within the Permian Basin of West Central Texas.

Entry and Eventual Stability In The Oil And Gas Business Will Be Dependent Largely On Our Ability To Acquire Significant Amounts of Financing

The Company’s entry and eventual stability in the oil and gas business will be dependent largely on the ability to continuously acquire significant financing amounts, and other potential financing providers, to carry out and implement its plans (see “Management Discussion and Analysis”, “Business Risks”, and “Liquidity and Capital Resources” sections).

The Company is presently in different stages of review and discussion, gathering data and information, and any available reports on other potential field acquisitions, work over programs, and new drilling projects, located in Texas, and other productive regions and areas in the U.S. However, no assurances can be given by the Company that it will be successful in pursuing these other prospects.

Successful negotiations for acquisitions, confidentiality, timing and the Company’s financial capabilities will continue to play a significant role in any success of both current and future operations for the Company activities, including its subsidiary operations, and/or any future planned subsidiary or special purpose entity (SPE) operations which may exist in the future.

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We incurred historical losses and have a working capital deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We had a net loss on continuing operations in the fiscal year ended December 31, 2012 of 2,139,867 and a net loss on continuing operation in fiscal year ended December 31, 2011 of $698,002. As of December 31, 2012, we had a working capital deficit of $933,716.  In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2013 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We Expect Our Operating Losses To Continue.

The Company expects to incur increased operating expenses during fiscal year 2013. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to development and acquisitions and the time required for the Company’s planned production to become available in the marketplace. There can be no assurance that the Company will ever generate increased product revenue or achieve profitability at all or on any substantial basis.

Our Level Of Indebtedness May Affect Our Business.

Our level of indebtedness could have important consequences for our operations, including:

We may need to use a large portion of our cash flow to repay principal and pay interest on our current and anticipated debt, which will reduce the amount of funds available to finance our operations and other business activities;

Our debt level may make us vulnerable to economic downturns and adverse developments in our businesses and markets; and

Our debt level may limit our ability to pursue other business opportunities, borrow money for operations or capital expenditures in the future or implement our business strategy.

We expect to obtain the funds to pay our expenses and to pay principal and interest on our debt by utilizing cash flow from operations. Our ability to meet these payment obligations will depend on our future financial performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate. We cannot be certain that our future cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow from operations is insufficient, we may be required to refinance all or part of our existing debt, sell assets, and borrow more money or issue additional equity.

We have a limited amount of cash and are likely to require additional capital to continue our operations.

We have a limited amount of available cash and will likely require additional capital to successfully implement our business plan; There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

Production Risks

All of the Company’s current and proposed oil and gas activities would be subject to the risks normally incident to the exploration for, and development and production of, natural gas and crude oil. These include, but are not limited to, blowouts, cratering and fires, each of which could result in damage to life and property. In accordance with customary industry practices, the Company plans to maintain future insurance for its proposed operations against some, but not all, of the risks. Losses and liabilities arising from such events could reduce revenues and increase costs to the Company to the extent not covered by insurance.

Risks And Uncertainties Can Impact Our Growth

There are several risks and uncertainties, including those relating to the Company’s ability to raise money and grow its business and potential difficulties in integrating new acquisitions for the oil and gas sector of operations, especially as they pertain to foreign markets and market conditions. These risks and uncertainties can materially affect the results predicted. Other risks include the Company’s limited operating history, the limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in federal or state laws and conditions of equity markets.

The Company’s future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

Governmental Regulation

Effect of Probable Governmental Regulation on the Business Domestically and in Foreign Countries

As we expand our efforts to develop our business, we will have to remain attentive to relevant federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of our efforts.

Our oil and gas business and services may become established in multiple states and foreign countries. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation.

The Company and its current and future operations are subject to federal, state and local laws, and regulations and ordinances relating to the production and sale of oil and gas. Some of the laws that the Company is subject to include the Clean Air Act, the Clean Water Act, and the Endangered Species Act. Other laws and regulations include laws governing allowable rates of production, well spacing, air emissions, water discharges, marketing, pricing, taxes, and use restrictions and other laws relating to the petroleum industry. For example, coal bed methane wells are being highly regulated for disposing of produced fresh water on the surface. The EPA is requiring that the fresh water meet more stringent standards than before, and can require the water be injected underground making drilling these wells potentially uneconomical. As another example, Governmental regulation may delay drilling in areas that have endangered species. Therefore, if the Company were to undertake a drilling program in such an area by a proposed development project in the future, no assurance could be given that such delays would not become more expensive. Regulations may have a negative financial impact on us depending on the compliance costs.

Any failure to obtain, or delays in obtaining regulatory approvals by the Company or its operators, could delay or adversely affect the Company’s ability to generate revenues. These laws and regulations could impose substantial liabilities for the Company if it fails to comply. Further, there can be no assurance that the Company through its contract operators will be able to obtain necessary regulatory approvals for any of its future activities including those which may be proposed for the further development of oil and gas. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations, which could adversely affect the business of the Company.

Environmental regulations and taxes imposed by state governments in a jurisdiction wherein oil and gas properties are located impose a burden on the cost of production. Of the gross production revenues, severance and ad valorem taxes for example in the State of Texas for oil and gas amount to approximately 7.5%.and in Wyoming by comparison 12%.

Environmental requirements do have a substantial impact upon the energy industry. Generally, these requirements do not appear to affect the proposed Company operations any differently, or to any greater or lesser extent, than other companies in the domestic industry as a whole. The Company will establish policies and procedures for compliance with environmental laws and regulations affecting its proposed operations. The Company believes that compliance with environmental laws and regulations will not have a material adverse effect on the Company’s operations or financial condition. There can be no assurances, however, that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future.

At this time no regulatory or additional regulatory approvals are necessary and, to the best knowledge of the officers, we have complied with all laws, rules and regulations.

Cost And Effects Of Compliance With Environmental Laws

Our business will be subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control with respect to its current and future oil and gas operations. We are unaware of any bills currently pending in Congress that could change the application of such laws so that they would affect us.

Risk Factors Affecting Our Future Results Of Operations For The Company

Due to the Company’s limited operating history, it is difficult to predict future revenues accurately. This may result in one or more future quarters where the Company’s financial results may fall below the expectation of management and investors. However firmly management may believe in its prospects, the Company could fail. Operating results may vary, depending upon a number of factors, many of which are outside the Company’s control. Material factors expected to impact the Company’s operating results include, legal costs associated with registration of options and other filing requirements, expansion activities, increased interest and expenses for borrowings and possible hiring of additional full time employees. Every investor should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of development. The past performance of the Company cannot be used to predict the future performance.

Lack Of Experience

Certain of our management may only devote a small percentage of their time to Company business. This lack of specific training, and experience for integration of the oil and gas sector coupled with working in the regulatory environment and less than full time effort in certain cases will probably cause management to miss opportunities that more experienced managers would recognize and take advantage of. Management’s decisions and choices may not be well thought out and operations and earnings and ultimate financial success may suffer irreparable harm. Additionally, these individuals have not previously worked together. If senior executives and managers are unable to work effectively as a team, business operations could be considerably disrupted.

Oil And Gas Prices Fluctuate Widely, And Low Prices For An Extended Period Of Time Are Likely To Have A Material Adverse Impact On Our Business

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	The domestic and foreign supply of oil and natural gas.

•	The level of consumer product demand.

•	Weather conditions.

•	Political conditions in oil producing regions, including the Middle East.

•	The ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls.

•	The price of foreign imports.

•	Actions of governmental authorities.

•	Domestic and foreign governmental regulations.

•	The price, availability and acceptance of alternative fuels.

•	Overall economic conditions.

These factors make it impossible to predict with any certainty the future prices of oil and gas.

Drilling natural gas and oil wells is a high-risk activity.

•	the results of exploration efforts and the acquisition, review and analysis of the seismic data

•	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects

•	the approval of the prospects by other participants after additional data has been compiled

•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews

•	our financial resources and results; and

•	the availability of leases and permits on reasonable terms for the prospects.

These projects may not be successfully developed and the wells, if drilled, may not encounter reservoirs of commercially productive natural gas or oil.

Reserve estimates depend on many assumptions that may prove to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated.

Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysic, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The differences in the reserve estimation process are substantially due to the geological conditions in which the wells are drilled. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

Results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates often vary from the quantities of natural gas and crude oil that are ultimately recovered, and such variances may be material. Any significant variance could reduce the estimated quantities and present value of our reserves.

Our future performance depends on our ability to find or acquire additional natural gas and oil reserves that are economically recoverable.

In general, the production rate of natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Unless we successfully replace the reserves that we produce, our reserves will decline, eventually resulting in a decrease in natural gas and oil production and lower revenues and cash flow from operations. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. We may not be able to replace reserves through our exploration, development and exploitation activities or by acquiring properties at acceptable costs. Low natural gas and oil prices may further limit the kinds of reserves that we can develop economically. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures.

Exploration, development and exploitation activities involve numerous risks that may result in dry holes, the failure to produce natural gas and oil in commercial quantities and the inability to produce discovered reserves fully. We are continually identifying and evaluating opportunities to acquire natural gas and oil properties. We may not be able to consummate any acquisition successfully, to acquire producing natural gas and oil properties that contain economically recoverable reserves, or to integrate the properties into our operations profitably.

Seasonality

Demand for natural gas has historically been seasonal, with peak demand and typically higher prices occurring during the colder winter months.

Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions, pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse affect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:

Regulation of Oil and Natural Gas Exploration and Production

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells, and to limit the number of wells or the locations where we can drill. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects profitability. We do not believe, however, that we are affected differently by these regulations than others in the industry.

We have limited control over the activities on properties we do not operate.

Other companies operate some of the properties in which we have an interest. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to perform operations adequately, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

Requirement For Additional Capital

The Company believes that additional debt or equity financing will be necessary to develop its planned activities through the next twelve to twenty four months. However, no assurance can be given that all or a significant portion of any debt or equity financing will be consummated, or that any changes in the Company’s operations and expansion plans would not consume available resources more rapidly than anticipated. The Company will need substantial funding to support the long-term expansion, development, and marketing of its business and subsidiary operations.

To the extent that the Company’s capital resources, including the proceeds of any offering, are insufficient to meet current or planned requirements, the Company will continue to seek additional funds through equity or debt financing, collaborative, or other arrangements with corporate partners, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no effective or approved current arrangement with respect to such additional financing that is either secured or finalized at this time. Even though the Company has existing prospects for general or project financing, the outcome may change, be delayed, or may not be conclusive, therefore financing is not assured or guaranteed. Financing to be potentially obtained from prospects is not assured or guaranteed until actually consummated and financing actually provided.

Need For Expansion

The Company expects expansion will be required to address potential growth. This need for expansion will continue to place a significant strain on the management and financial resources of the Company. Failure to manage growth could disrupt the operations and ultimately prevent the Company from generating expected revenues. The Company’s business strategy includes entering into business partnerships and may include acquiring future businesses, such as, existing production or products, technology and acquisitions related to oil and gas or other resources, oil and gas field operations, and engineering. Other areas of future operations may include real estate, land and commercial development, technology and facilities, and fuel cell technology. The Company may be unable to complete suitable business partnerships and acquisitions on commercially reasonable terms, if at all. Competition could impair the Company’s ability to pursue these aspects successfully of this business strategy.

Business partnerships or acquisitions could disrupt ongoing business, distract management and employees and increase expenses. If the Company makes an acquisition, it could face difficulties assimilating that company’s personnel and operations. Key personnel of the acquired company may decide not to work for the Company. Acquisition of additional services or technologies also involves risk of incompatibility and lack of integration into existing operations. If the Company finances the acquisitions by issuing equity securities, this could dilute existing stockholders positions. Additionally, funding instruments may have rights, preferences or privileges senior to, or more favorably than, those of the Company’s stockholders.

Limited Financial Data

As a result of its limited operating history, the Company has limited historical financial data upon which to forecast revenues and results of operation. The actual effect of these factors on the price of stock will be difficult to assess. Results of operation may fall well below the expectations of securities analysts and investors, and the trading price of the Company’s common stock may drop.

Estimating Inaccuracies

There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil, condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of data and of engineering and geological interpretation. Estimates by different engineers may vary. Results of drilling, testing and production after the date of an estimate may justify revision of such estimates. Reserve estimates are often different from the quantities ultimately recovered including the continual possibility of failure to find oil or gas and the drilling of a dry hole, and concentrations of oil in unexpected differing amounts on certain holes or targets drilled.

Declining Reserves

Volumes of proposed oil and gas reserves acquired by the Company will decline as reserves are depleted. Reserve volumes generated from future activities of the Company are highly dependent upon the level of success in acquiring or finding additional reserves.

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, During Fiscal Year Ended December 31, 2012 and continuing into 2013.

Key management services were provided by outside consulting firms owned by key Officers and/or current Directors, or through other outside arrangements Such Officers and Directors include Dennis R. Alexander, Chairman, CEO, President, and Director, and Joanne M. Sylvanus, a Director, Chief Financial Officer, Treasurer, and Secretary. Accordingly, the loss of the services of any key individual or other person or individual filling a key role from time to time could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may affect the development of the Company’s business and could adversely affect the conduct of our business. The Company has not applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own, Vote, Or Represent Up To Approximately 54% Of the Company’s Issued and Outstanding Common Stock

The executive officers and directors of the Company currently beneficially own, vote, or represent up to approximately 54% of our outstanding common stock. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Penny Stock As A Risk

Definition And Rule Reference: The Securities and Exchange Commission has adopted Rule 3a51-1 of General Rules and Regulations, Promulgated under the Securities and Exchange Act of 1934, which established the definition of a “penny stock”, for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that broker or dealer approve a person’s account for transactions in penny stocks; and, (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

Future sales of our Shares of Common Stocks in the public market could lower our share price.

We may sell additional Shares of Common Stock in subsequent offerings. We may also issue additional Shares of Common Stock to finance future acquisitions, including acquisitions larger than those we have done in the past. We cannot predict the size of future issuances of our Shares of Common Stock or the effect, if any, that future issuances and sales of our Shares of Common Stock will have on the market price of our Shares of Common Stock. Sales of substantial amounts of Shares of Common Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our Shares of Common Stock.

Obligations And Contingencies

The Company is liable for future restoration and abandonment costs associated with oil and gas properties owned or newly acquired by the Company. These costs include future site restoration and plugging costs of wells. The cost of future abandonment of producing wells has not been determined the date of this report. Management believes that these costs will not have a material adverse effect upon its financial position or results of operations.

Other

The Company’s operations during fiscal year ended 2012 did not retain any employees. Individual consulting firms owned by two key officers/directors managed the day-to-day operations of our Company. We have accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes on a part time basis; one advisor assists us with project evaluations and business development, information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow which may include accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, financing officer; assistant to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company may participate in the drilling of a well or wells if it is able to successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

Oil and Gas Properties, Leases, and Interests

I Acquisition of 37.5% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

On July 31, 2012, the Company as the assignee of CUBO Energy PLC entered into and completed the closing of an Assignment and Bill of Sale and Stock Purchase Agreement (“SPA”) with EGPI Firecreek Inc. through its wholly owned subsidiary Energy Producers, Inc. (“EGPI”). The interests acquired from EGPI were oil and gas interests in the J.B. Tubb Leasehold Estate located outside of Odessa Texas in Ward and Jones County. The Agreement included our entering into a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development on the J.B. Tubb Leasehold Estate. The Company presently owns 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. The field is located in the Permian Basin and the Crawar Field, directly adjacent to property operated by Chevron Corporation in Ward County, Texas (12 miles southeast of Monahans and 30 miles west of Odessa in West Texas).

For additional information please see the Section in “The Business” under the sub heading “2013 Work Program Costs Associated With Our Acquired Oil and Gas Interests in the Texas, J.B. Tubb Leasehold Estate.”

The acquired leases and the property to which they relate are identified below:

North 40 acres: J.B. TUBB “18-1”, being the W1/2 of the NW1/4 of Section 18, Block B-20, Public School Lands, Ward County, Texas, containing Forty (North 40) acres only (also listed as Exhibit “A” to Exhibit 10.1 in our Current Report on Form 8-K filed on March 7, 2011, incorporated herein by reference.

Well-bore loated on South 40 acres: The Highland Production Company (Crawar) #2 well-bore, API No. 42-475-33611, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

The following wells are located on the leases identified, above:

Well No.	API No.
Tubb Well #18-1	API 42-475-34136-0000
Crawar Well No.#1	API 42-475-33523
*Crawar Well No.#2	API 42-475-33611

*Highland Production Company(Crawar) #2 well-bore only, with depth of ownership 4700’ to 4900’ft. in well bore, and 3800’ to 4,000’ in well bore, described as: The Highland Production Company (Crawar) #2 well-bore, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

A mineral interest is the ownership of rights to gas, oil, or other minerals as they naturally occur in place, at or below the surface of a tract of land. Ownership of the minerals carries with it the right to make such reasonable use of the surface as may be necessary to explore for and produce the minerals. Only the mineral owner (or fee owner) may execute an oil or gas lease conveying his interest in a tract of land. Severance: The owner of all rights to a tract of land (vertically or horizontally). In horizontal severance, for example, if he chooses to sell all or part of the mineral rights, two distinct estates are created: the surface rights to the tract of land and the mineral rights to the same tract. The two estates may change hands independently of each other. Severed minerals rights may be restricted as to mineral type, or limited by depth, (in which case the landowner retains the rights to minerals other than those severed, and to depth intervals other than those severed.)

The Company attempts to maintain all of its operating wells in good working condition. Success Oil Co., Inc. (Success) a Texas corporation, and licensed operator, is familiar with the oil and gas business in the area. Success will operate the Company’s interests in the properties overseeing production and maintenance activities for its oil wells, equipment and other development activities for the leases.

The Material terms of the Operating Agreement with the Company include:

Success is an independent contractor and operates the subject properties on a contract basis pursuant to the AAPL form operating agreement according to our share of Working Interests (37.5%) with a $225 for our share per producing well per month overhead fee and $250.00 pumper fee per our share per well (presently for 3 wells) respectively plus electricity, chemical treatment, and other intangible repair items. All other charges whether by Success, an affiliate of Success or third parties will be the responsibility of the working interest owners of the properties. Success will furnish the monthly Lease Operation Expense and various activity reports to the Company’s wholly owned subsidiary Energy Producers, Inc. Upon production being sold, run checks (payments) expected from future sales of oil and gas are to be sent to the operator from the purchasers for oil and gas produced. Sunoco is initially designated as the gatherer for the oil and Targa Midstream for the natural gas. Success is to administrate monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE’s), it collects and compiles the Joint Interest Billing (JIB) Statements and prepares certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation along with its share of the payment to be received according to its interests.

Listing for the Equipment items related to the wells on the leases on the J.B. Tubb Leasehold Estate (RRC #33611) Amoco/ Crawar field are as follows:

The following is the current & present equipment list that Energy Producers Inc. will acquire 75% ownership rights, on the J.B. Tubb property: 2 (Two) 500 barrels metal tanks, 1(One) 500 barrel cement salt water tank- (open top), 1 (One) heater treater/oil & gas separator, all flow lines, on the north forty acres, well-heads, 2 (two) Christmas tree valve systems on well-heads, 3 (Three) well heads, three wells (well-bores). Model 320D Pumpjack Serial No. E98371M/456604, One (1) Fiberglass lined heater-treater,  One (1) Test pot,  Tubing string Rods and down hole pump.

Allocation of Purchase Price for J.B. Tubb Leasehold Estate Working and Corresponding Net Revenue Interests, Amoco/Crawar Field, Ward County, Texas.

December 31, 2012
Well leases	$1,066,895
Well property and equipment	83,105
$1,150,000

Reserves- Oil and Gas Properties, Leases, and Interests Located in Ward, and Jones Counties Texas.

Harper & Associates, Inc. completed the subject petroleum reserve report on April 22, 2013, in preparation for the US Form 10-K for Fiscal Year Ended December 31, 2012, to be filed by the Company. The evaluated properties are located in Ward and Jones County, Texas. Net oil and gas reserves herein represent a 100 percent portion of the Company’s total reserves. The reserve estimations comply with the definitions of the U.S. Security Exchange Commission. Reserves are classified proved developed producing (“PDP”), behind-pipe (“PBP”) and undeveloped (“PUD”). Proved reserves are those reported where the level of certainty is at least 90 percent probable that the quantities actually recovered will equal or exceed the estimates. Proved quantities were determined using all geologic and engineering methods and procedures as considered necessary under the circumstances to prepare the report.

A summary of our conclusion with respect to the Company’s net reserves and cumulative future cash flow (before U.S. federal income tax), undiscounted and discounted at 10% percent per year is as follows:

RESERVE SUMMARY
	PDP	PBP	PUD	TOTAL, P1+P2
Well Completions	3	1	6	9
Net Oil, Bbls.	5,462	2,539	108,432	116,483
Net Gas, MCF	23,126	8,039	726,898	758,063

Revenue *($)
Oil	439,677	204,315	8,733,275	9,377,267
Gas	64,602	22,455	2,030,675	2,117,732
Total	504,279	226,770	10,763,950	11,494,999

Operating Expense ($)	330,152	148,603	1,524,372	2,003,127

Investments ($)	0	44,062	3,088,125	3,132,187

Future Cum Net Income ($)	174,126	34,105	6,151,453	6,359,684

Future Cum Net Income @ 10% DF ($)	136,931	25,334	2,706,573	2,868,838

Reserves and economic results for each reserve class are attached, along with a one-line summary. Individual well reserves are presented herein.

*Revenue is net of severance and ad valorem taxes.

ECONOMIC DISCLOSURES

All assumptions, lease descriptions and holdings, ownership, historical prices, operating lease cost, well planned investments and past production were appropriately presented by the Company. Interests were accepted as represented.

Price Parameters. Mondial’s 12-month average oil price is $88.45 and benchmark price is $94.71 per barrel of oil. Mondial’s 12-month average gas price is $3.15 and benchmark price is $2.75 per MCF of gas. Oil and gas revenue for a lease is based on the average of the monthly 2012 prices. Prices are not escalated. BTU content, fuel and shrinkage for gas production and the quality of oil production are considered.

Cost Parameters. Well operating expenses are based on the knowledge and experience of our staff in the oil and gas operations of the subject counties. Expenses are recurring monthly values including G&A. Operating expenses and investments are not escalated. Production severance and ad valorem taxes are deducted from revenue.

Discount Factors. Discount factors are calculated at mid-year, compounded annually, and applied to yearly lump sum revenues, expenses and investments.

RESERVE DISCLOSURES

Reserve Estimation Uncertainties. The determination of the reserves is based on a petroleum engineering evaluation, supported by an independent geologic interpretation that involved direct and indirect characterization and estimates of reservoir properties. These properties are derived from data available at the time of preparation. One should not construe that the reserve quantities are exact. As additional data becomes available or well operating conditions change, the likely oil, condensate or gas recovery of a reservoir may change, and consequently reserve quantities change.

Regulation Effects. Reserves are based on the monthly quantities that can be produced above a lease economic limit, i.e. the “costs” attributed to a lease in the operation of the downhole and surface equipment. Regulations of government agencies that increase those “costs” will cause a reserve reduction. Possible changes to the current government regulations are not considered in the economic limits herein.

Reserve Evaluation Usage. Reserve estimates compile with the definitions of the U. S. Security Exchange Commission (“SEC”). The reserves and dollars reported herein are not determined for the following purposes: 1) litigation, 2) loan basis, and 3) market value estimate.

There are numerous uncertainties inherent in estimating quantities of proved reserves. The reserves and reservoir predictions are estimates only. There are numerous uncertainties in the estimation of interpretation parameters, including factors such as product prices, product demand, subsurface heterogeneities, and other variables, that are beyond the control of the authors of the report as well as the owners of the subject properties. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil and gas prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors.

Reservoir engineering and geological interpretation are a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate, performance prediction, or geological analysis is a function of the quality of the available data and of engineering and geological interpretation and judgment. In addition, the impacts of various drilling, completion, and production practices on productivity can be estimated but not fully defined or quantified. As a result, estimates and analyses by different engineers and geoscientists may vary.

Wells And Acreage

In the oil and gas industry and as used herein, the word “gross” well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A “net” well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Ward, and Jones Counties, Texas, as of December 31, 2012.
	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Ward County	40	11.25	40	11.25
Total	40	11.25	40	11.25

Our Corporate offices are located in Scottsdale, Arizona. Please see also “Certain Relationships and Related Transactions” for further discussion.

The Chief Executive Officer of the Company provided corporate office space through December 31, 2012 at no charge. There is a lease agreement in place for lease of the space beginning January 1, 2013 on a one year, renewable annually contract. The furnished lease with additional storage space is $3,250 and is to be paid monthly. Also see “Certain Relationships and Related Transactions”.

Exploration and Production

The Company, in addition to its present plans contemplated for the J.B. Tubb Leasehold Estate successfully acquire attractive oil and gas leases with substantially proven undeveloped reserves, a preferred majority, or suitable working interest being available, and can obtain or provide financing or market an interest on terms acceptable to the Company.

As discussed in the section on the Business, the Company is in preparation to contract for a 3-D Seismic contract covering the Boyette property in Shackelford County, Texas. The seismic study will focus on specific Barnett Shale formation characteristics that will assist in the drilling of one and possibly two Barnett horizontal wells or an equivalent of up to eight vertical wells on the Boyette lease at a proposed initial depth of approximately 5,200’ to 5,500’ feet. We are targeting the oil segment or phase of the Barnett Shale and have justified the seismic study. The onsite seismic work is expected to commence as soon as practicable.

Please see also “Certain Relationships and Related Transactions” for further discussion.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings threatened against us. In the ordinary course of our business we may become subject to litigation regarding our products or our compliance with applicable laws, rules, and regulations.

ITEM 4.

Removed and reserved.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS OF COMPANY

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

The high and low sales prices for each full quarterly period for the last three complete fiscal years, as reported by the OTC Bulletin Board National Quotation Bureau are set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

2013	High	Low
First Quarter	$.315	$.15

Year Ended December 31, 2012	High	Low

First Quarter	$.05	.05
Second Quarter	.05	.05
Third Quarter	.30	.05
Fourth Quarter	.33	.14

Year Ended December 31, 2011	High	Low

First Quarter	$0.25	$0.25
Second Quarter	0.25	0.25
Third Quarter	0.25	0.25
Fourth Quarter	0.25	0.25

Year Ended December 31, 2010	High	Low

First Quarter	$0.20	$0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.20
Fourth Quarter	0.20	0.20

As of March 31, 2013, the Company had issued and outstanding 59,000,000 shares of its common stock held by approximately 35 holders of record, no shares of preferred stock outstanding.

We have never declared dividends or paid cash dividends on our common stock and our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following information is provided for the period ended December 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

(i)	All compensation plans previously approved by security holders; and

(ii)	All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1a.)	Weighted average exercise price of outstanding options, warrants and rights (see footnotes) (b)(*)(1.a)	Number of securities remaining available for future issuance (c)(1.a)
(i) Equity compensation plans approved by security holders (Form S-8)
n/a

Equity compensation plans approved by security holders

n/a

RECENT SALES OF UNREGISTERED SECURITIES

During the last three years, the registrant has issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and the registrant believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access, though their relationships with the registrant, to information about the registrant.

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see information contained in our Current Report on Form 8-K filed on August 9, 2012, incorporated herein by reference.

(*)(**) On November 7, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.
Name	Date	Share Amount(****)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (***)(****)(1) 10550 Fontenelle Way, Los Angeles, California, 90077	11/7/12	5,000,000	Consultant/Advisory	$750,000

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $750,000 worth of common stock in the immediately preceding table was used primarily in consideration of services rendered to the Company.

(1)	Steven Antebi provides other Business Consulting and advisory services, and is not currently a director, or officer of the Registrant.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(****) The shares are to be included for registration in a registration statement on a best efforts basis by the Registrant in accordance with the terms of agreement.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary Results Of Operations

Overview

You should read the following discussion and analysis in conjunction with the audited Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Annual Report.

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

Mondial Ventures, Inc. was incorporated in the State of Nevada on May 29, 2002, initially an exploration stage mineral company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we would discover and that demonstrated economic feasibility.

The Company’s then sole initial mineral property, the Q29, was located in the Nanaimo Mining Division of British Columbia, Canada. The Company owned a 100% interest, subject to a 2% net smelter returns royalty in the four mineral claims comprising the Q29 property. The claims were purchased from Mr. Edward McCrossan of Vancouver, British Columbia for a cash payment of $6,000. The objective was to conduct mineral exploration activities on the Q29 property in order to assess whether it possessed economic reserves of copper and gold. Such proposed exploration program was designed to search for an economic mineral deposit.

For several years our plan of operation had been to conduct exploration work on the Q29 property in order to ascertain whether it possessed economic quantities of copper or gold with no assurance that economic mineral deposits or reserves existed on the Q29 property until appropriate exploration work could be done.

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

Prior to December 15, 2010, we owned a 100% interest in four contiguous mineral claims collectively known as the Q29 property.  The claims representing our 100% interest in four contiguous mineral claims collectively known as the Q29 property expired on December 15, 2010, and in light of our determination to change our business as contemplated in the merger, we did not re-stake the claims.

The Company has been focused on oil and gas activities for development of interests held that were acquired in Texas for the production of oil and natural gas since July 31, 2012, discontinuing the Legacy operations for retail clothing.

On July 31, 2012, the Company as the assignee of CUBO Energy PLC entered into and completed the closing of an Assignment and Bill of Sale and Stock Purchase Agreement (“SPA”) and a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) with EGPI Firecreek Inc. through its wholly owned subsidiary Energy Producers, Inc. (“EGPI”). The interests acquired from EGPI were oil and gas interests in the J.B. Tubb Leasehold Estate located outside of Odessa Texas in Ward and Jones County. The field is located in the Permian Basin and the Crawar Field, directly adjacent to property operated by Chevron Corporation in Ward County, Texas (12 miles southeast of Monahans and 30 miles west of Odessa in West Texas). For further information see the section on the “Business” and “Description of Properties” and further listed in this Report.

The Company has been making presentations to asset-based lenders and other financial institutions for the purpose of (i) expanding and supporting our growth potential by building new infrastructure for its oil and gas operations in 2013. The Company throughout its first quarter of operations for 2013 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in West Central Texas, and in other core areas of the Permian Basin.

The Company’s goal is to build our revenue base and cash flow; however, the Company makes no guarantees and can provide no assurances that it will be successful in these endeavors.

One of the ways our plans for growth could be altered if current opportunities now available become unavailable:

The Company would need to identify, locate, or address replacing current potential acquisitions or strategic alliances with new prospects or initiate other existing available projects that may have been planned for later stages of growth and the Company may therefore not be ready to activate. This process can place a strain on the Company. New acquisitions, business opportunities, and alliances, take time for review, analysis, inspections and negotiations. The time taken in the review activities is an unknown factor, including the business structuring of the project and related specific due diligence factors.

General

As of July 31, 2012 we are an oil and gas production company focused on the recovery and development of oil and natural gas.

Our Historical Business

Legacy – Mondial Merger

Pursuant to an Agreement and Plan of Merger dated as of December 14, 2010, entered into by and between Legacy Athletic Apparel LLC, (“Legacy”) a Virginia limited liability company and Mondial a Nevada corporation, on December 30, 2010, Legacy merged into Mondial, with Mondial being the surviving entity.  Prior to the Plan of Merger Legacy was formed in July 2010 as a Virginia limited liability company.  As a result of the merger, Mondial succeeded to the business and acquired all the assets and assumed all the liabilities of Legacy. Previous business activities related to Legacy operations included the development, design, marketing and distribution of branded performance apparel, footwear and accessories for men, women and youth.

Historical Mining Operations

Prior to the historical merger with Legacy, the Company was an exploration stage mineral company engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we would discover and that demonstrated economic feasibility.  Prior to December 15, 2010, we owned a 100% interest in four contiguous mineral claims collectively known as the Q29 property.  The claims expired on December 15, 2010, and in light of our determination to change our business as contemplated in the merger, we did not re-stake the claims.

We account for or have accounted for Legacy in discontinued operations in the consolidated statements of operations for the related fiscal year.

Completion and Entry into a Definitive Agreement with Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. (“EGPI”)

On July 31, 2012, the Company as the assignee of CUBO Energy PLC entered into and completed the closing of an Assignment and Bill of Sale and Stock Purchase Agreement (“SPA”) with EGPI Firecreek Inc. through its wholly owned subsidiary Energy Producers, Inc. (“EGPI”). The interests acquired from EGPI were oil and gas interests in the J.B. Tubb Leasehold Estate located outside of Odessa Texas in Ward and Jones County. The Agreement included our entering into a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development on the J.B. Tubb Leasehold Estate. The Company presently owns 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. The field is located in the Permian Basin and the Crawar Field, directly adjacent to property operated by Chevron Corporation in Ward County, Texas (12 miles southeast of Monahans and 30 miles west of Odessa in West Texas). For further information see the section on the “Business” and “Description of Properties” listed in this Report.

 Completion and Entry into a Definative Short Form Agreement with EGPI for staged  in Pending Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas

On October 30, 2012, the Company as the assignee of CUBO Energy PLC entered into a Linear Short Form Agreement with EGPI Firecreek, Inc. through its wholly owned subsidiary Energy Producers, Inc. (“EGPI”) involving the development and acquisition of oil and gas interests subject to certain requirements. The interests relating to 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas. For further information see the section on the “Business” listed in this Report.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas business through EPI, oil and gas services business through CWR, alternative energy business division through Arctic Solar Engineering, LLC, and including any new or pending acquisitions discussed herein, and those business activities and developments whether ongoing or to be concluded, as related to our M3, SATCO, and Terra strategy and operations, and ongoing potential acquisitions, including new or pending acquisitions related to signalization and lighting geared to the transportation industry. The amount of net losses and the time required for the Company to reach and maintain profitability are uncertain at this time. There is a likelihood that the Company will encounter difficulties and delays encountered with business subsidiary operations, including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS - December 31, 2012 Compared to December 31, 2011

Total revenues from oil and gas production were $ 87,309 in fiscal year 2012. There was no revenue in 2011 as the Company did not begin operations until 2012.

General administrative expenses used in calculating income from continuing operations were $ 1.804,666 in 2012 compared to $ 653,380 in 2011.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	31-Dec-12	31-Dec-11

Advertising & promotion	$1,427	$73,512
Administration	68,917	395,577
Depreciation/amortization	58,639
Professional fees	1,617,047	184,291
Total	$1,746,030	653,380

Advertising and Promotion cost  of $1,427 were used for investor relations and market awareness.

Administration Costs of $68,917 were used for office and general operating expenses.

Professional Fees of  $1,617,047,were incurred in regards to legal costs, audit costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports..

After deducting general and administrative expense, and interest expenses, the Company experienced a loss from continuing operations of $2,043,365 in 2012 as compared to a loss from continuing operations of $698,002 in fiscal 2011.

Interest expense for fiscal year 2012 was $100,362 compared to$44,622 in fiscal year 2011.

The Company incurred a net loss of $2,139,867 in fiscal year 2012 compared to net loss of $698,002, in fiscal year 2011.

Fully diluted income (loss) per share was ($0.03) loss per share in fiscal year 2012 compared to loss of ($0.01) per share in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2012 was $23,518 compared to $1,573 at the beginning of the year. The Company had working capital deficit of $933,716 at December 31, 2012 compared to a working capital deficit of $751,975 at December 31, 2011.

Cash used by operating activities was $20,237 for the year ended December 31, 2012, compared with $168,480 used for the year ended December 31, 2011.

The Company received new loans in fiscal year 2012 of $117,500 compared to $170,000 in fiscal year 2011 by issuing promissory notes.

Total assets increased to $951,412 at December 31, 2012 compared to $105,845 at the beginning of the year mainly as a result of the acquisition of the Tubb oil and gas leases.

Shareholders’ equity decreased to a deficit of $10,936 at December 31, 2012 from $647,703 at December 31, 2011.

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

For financing activities in 2012, management obtained $117,500  by issuing Promissory Notes. Proceeds were used for working capital.

Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, alternative energy division, acquisition and developments, will initially require a very minimum of $3,500,000 to $7,500,000 to a maximum of $8,000,000 to $10 million during the first six to twelve months of fiscal 2013.

Financing our full expansion and development plans for our oil and gas operations could require up to $50,000,000 or more. The Company may elect to reduce or increase its requirement as circumstances dictate. We may elect to revise these plans and requirements for funds depending on factors including; changes in acquisition and development estimates; interim corporate and project finance requirements; unexpected timing of markets as to cyclical aspects as a whole; currency and exchange rates; project availability with respect to interest and timing factors indicated from parties representing potential sources of capital; structure and status of our strategic alliances, potential joint venture partners, and or our targeted acquisitions and or interests.

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONDIAL VENTURES, INC.

CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mondial Ventures, Inc.

We have audited the accompanying balance sheet of Mondial Ventures, Inc. (the “Company”) as of December 31, 2012 and the related statement of operations, changes in shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.  The financial statements of Mondial Ventures, Inc. as of December 31, 2011, were audited by other auditors whose report dated April 16, 2012 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Mondial Ventures, Inc. (the “Company”) as of December 31, 2012, and the results of its operations, cash flows, and changes in shareholders’ deficit for the year then ended described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 26, 2012

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 *Fort Lee * NJ 07024
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
Mondial Ventures Inc.

We have audited the accompanying consolidated balance sheet of Mondial Ventures Inc. (the “Company”) (a development stage company ) as of December 31, 2011 , and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondial Ventures Inc. as of  December 31, 2011 , and the results of its operations and its cash flows for the years  then ended  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stan J.H. Lee, CPA

_____________________

Stan J.H. Lee, CPA
April 16, 2012

Mondial Ventures, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and December 31, 2011

	December 31,
	2012	2011
Assets
Current assets:
Cash	$23,518	$1,573
Total current assets	23,518	1,573

Other Assets:
Fixed assets - net	35,661	-
Proved oil and natural gas properties - net	892,233	-
Goodwill	-	104,272
Total other assets	927,894	104,272

Total assets	$951,412	$105,845

Liabilities and shareholder’s deficit

Current liabilities:
Accounts payable and accrued expenses	$171,364	$533,548
Loans payable, net of discount of $6,658 and $0, respectively	763,342	220,000
Convertible loans payable, net of discount of $26,074 and $0, respectively	1,426	-
Advances and notes payable-related parties	21,102	-
Total current liabilities	957,234	753,548

Long-term liabilities:
Asset retirement obligation	5,114	-
Total long-term liabilities	5,114	-

Total Liabilities	962,348	753,548

Stockholders' equity (deficit)
Common stock, $.001 par value; 250,000,000 shares
authorized, 59,000,000 and 100,000,000 shares issued and
outstanding at December 31, 2012 and 2011, respectively	59,000	100,000
Additional paid–in capital	2,890,510	72,876
Accumulated deficit	(2,960,446)	(820,579)
Total shareholders' equity (deficit)	(10,936)	(647,703)

Total liabilities and stockholders' capital	$951,412	$105,845

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and December 31, 2011

	Year Ended December 31,
	2012	2011
Revenues:
Gross revenues from oil and gas sales	$87,309	$-
Well operating costs	(132,582)	-
Gross margin	(45,273)	-

General and administrative expenses:
General and administration	1,746,030	653,380
Impairment of oil and gas leases	147,790	-
Impairment of goodwill	104,272	-
Total general and administration expenses	1,998,092	653,380
Net loss from operations	(2,043,365)	(653,380)
Other revenue and expenses:
Interest expense	(100,362)	(44,622)
Adjustment to ARO	3,860	-
Net loss before provision for income taxes	(2,139,867)	(698,002)
Provision for income taxes	-	-

Net loss	$(2,139,867)	$(698,002)

Basic and diluted net loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding	81,535,519	100,000,000

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and December 31, 2011

	Year Ended December 31,
	2012	2011
Operating activities
Net loss	$(2,139,867)	$(698,002)
Adjustments to reconcile net loss items not requiring the use of cash:
Common shares issued for services	2,150,000	-
Accretion of asset retirement obligation	330	-
Adjustment to asset retirement obligation	(3,860)	-
Depreciation	4,722	-
Depletion	53,602	-
Amortization of debt discount	4,768	-
Impairment of goodwill	104,272	-
Impairment of oil and gas assets	147,795	-
Changes in other operating assets and liabilities:
Accounts payable and accrued expenses	(341,999)	529,522
Net cash provided by (used by) operating activities	(20,237)	(168,480)

Investing activities
Cash paid to improve wells	(80,000)
Net cash used by investing activities	(80,000)	-

Financing activities:
Borrowings on debt - related party	1,232	-
Borrowings on debt	117,500	170,000
Cash contributed by shareholder	3,450	-
Net cash provided by financing activities	122,182	170,000

Net increase (decrease) in cash during the period	21,945	1,520
Cash balance at January 1, 2012	1,573	53
Cash balance at December 31, 2012	$23,518	$1,573

Supplemental disclosures of cash flow information:
Interest paid during the year	-	-
Income taxes paid during the year	-	-
Non-cash activities:
Shares and debt issued in acquisition	1,054,328	-
Shares rescinded during the year	71,000	-
Debt discount due to beneficial conversion feature	27,500	-

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Consolidated Statement of Changes in Shareholders’ Deficit
For the period from December 31, 2010 to December 31, 2012

			Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2010	$100,000,000	$100,000	$72,876	$(122,577)	$50,299

Net loss				(698,002)	(698,002)

Balance at December 31, 2011	100,000,000	100,000	72,876	(820,579)	(647,703)

Issued common shares in connection with acquisition	14,000,000	14,000	581,684	-	595,684

Issued common shares for services	16,000,000	16,000	2,134,000	-	2,150,000

Cash contributed by shareholder	-	-	3,450	-	3,450

Debt discount	-	-	27,500	-	27,500

Shares rescinded	(71,000,000)	(71,000)	71,000	-	-

Net loss	-	-	-	(2,139,867)	(2,139,867)

Balance at December 31, 2012	59,000,000	$59,000	$2,890,510	$(2,960,446)	$(10,936)

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2012 and December 31, 2011

1. Organization of the Company and Significant Accounting Principals

The Company was incorporated in the state of Nevada May 29, 2002 as Mondial Ventures, Inc.

In December 2003, the Company owned a 100% interest, subject to a 2% net smelter returns royalty, in four mineral claims located in the Namaimo Mining Division of British Columbia.

Effective December 1, 2010, the Company increased its authorized common shares to 250,000,000 with a par value of $0.001, and authorized shares of blank check preferred stock, par value $0.001 per share.

On December 15, 2010 the claims related to the 100% interest owned in the British Columbia mineral claims expired.

On December 30, 2010, the Company completed a merger with Legacy Athletic Apparel, LLC, a Virginia limited liability company (Legacy) in a Merger Agreement dated December 14, 2010, by and between the Company and Legacy.  Pursuant to the Plan of Merger, Legacy merged into the Company, with the Company being the surviving entity (“the Merger”).  The transaction was accounted for using the purchase method of accounting.

On July 31, 2012, the Company purchased oil and gas assets and interests in the J.B. Tubb Leasehold Estate from EGPI Firecreek, Inc.. The Company issued 14,000,000 shares of common stock to EGPI Firecreek, Inc. and the assumption of debt for 37.5% working interest and corresponding 28.125% net revenue interest in the oil and gas interests and pro rata oil and gas revenue and reserves in the North 40 plus additional right agreement for the South 40 of the J.B. Tubb Leasehold Estate, and for all depths below the surface to 8,500 ft.. Also included are all related assets, fixtures, equipment, three well heads and three well bores.

On October 30, 2012 the Company entered into a Definitive Short Form Agreement with EGPI Firecreek, Inc. for development of 240 acre leases, reserves, three wells and equipment located in Callahan, Steven and Shackelford Counties, West Central Texas, which includes but is not limited to continuing negotiations to buy out 50% partner interests, due diligence, evaluation and preparation including an initial 3-D Seismic study reserve studies and roll over leases if necessary.  The agreement is non-binding and the parties intend to finalize the agreement by executing a Definitive Long Form Agreement in the future.  The parties had until November 6, 2012 to finalize this agreement but did not do so by that date.  Both parties are still interested in pursuing this transaction in the future.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and for the period they include. Actual results may differ from these estimates.

Revenue and Cost Recognition
Oil and Gas: Revenue is recognized from oil and gas sales in the period of delivery.  Settlement on sales occurs anywhere from two weeks to two months after the delivery date. The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price has been fixed or determinable, and collectability is reasonably assured.

Cash Equivalents  The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2012 or December 31, 2011.

Oil and Gas Activities  The Company uses the successful efforts method of accounting for oil and gas producing activities.  Under this method, acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs are expensed.  Development costs, including the costs to drill and equip developmental wells, and successful exploratory drilling costs to locate proved reserves are capitalized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process which relies on interpretations of available geologic, geophysic, and engineering data.  If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity  of reserves to justify its completion as a producing well if the required capital expenditure is made, and: ii) drilling of the additional exploratory well is under way or firmly planned for the near future.  If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the cost of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling.  If after that year is passed, a determination that proved reserves exist cannot be made, the well is assumed impaired and it’s costs are charged to expense.  Its costs can, however, continue to be capitalized if a sufficient quantity of reserves is discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2012 after conducting an impairment analysis, the Company recorded an impairment of $147,795.

Asset Retirement Obligations (“ARO”- The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At December 31, 2012 and 2011, the ARO of $5,114 and $0 is included in liabilities and fixed assets.

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

Stock-Based Compensation- The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. We estimate the fair value of each share-based award using the Black-Sholes option pricing model. The Black-Sholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Sholes model is also used for our valuation of warrants.

Earnings Per Common Share-Basic earnings per common share is calculated based upon the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive earnings per common share reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

Fair Value Measurements - On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)

Goodwill (non-recurring)	$-	$-	$-	$(104,272)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	(Losses)

Goodwill (non-recurring)	$-	$-	$-	$-

The Company had goodwill as a result of the 2010 business combinations discussed throughout this form 10-K. These assets were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

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

Fixed Assets- Fixed assets are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

Well equipment	7 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Impairment of Long-Lived Assets-The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires that those assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill and Other Intangible Assets - The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company’s evaluation of goodwill completed at December 31, 2012 pertaining to Legacy resulted in a full impairment. This impairment was recorded as an impairment expense of $104,272.

As of December 31, 2012 the Company had no amortizable intangible assets.

Income taxes- The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Recent accounting pronouncements - Effective January 2012, we adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, we adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income.  Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this update did not have a material impact on the financial statements.

2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has experienced substantial losses, maintains a negative working capital and capital deficits, which raise substantial doubt about the Company's ability to continue as a going concern.

The Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon the Company’s ability to generate revenue from the sale of its services and the cooperation of the Company’s note holders to assist with obtaining working capital to meet operating costs in addition to our ability to raise funds.

3. Common Stock Transactions

During the year ended December 31, 2012, the Company  issued  16,000,000  shares of common stock for services that were expensed and valued at $2,150,000 based upon the closing price of the Company’s common stock at the date of grant.

During the year ended December 31, 2012, the Company issued 14,000,000 shares of common stock as part of an acquisition of oil and gas leases.  Due to the fact that the transaction occurred between related parties, the stock issued was recorded with a value of $595,684.

During the year ended December 31, 2012, 71,000,000 shares of common stock were returned to the Company  and cancelled as the result of a release agreement in which prior shareholders withdrew from the Company.

During the year ended December 31, 2012, the company received a contribution from a shareholder of $3,450 in cash.

During the year 2011 there were no common stock transactions.

4. Fixed Assets

The following is a detailed list of fixed assets:

	12/31/2012	12/31/2011
Well equipment	56,663	-
Accumulated depreciation	(21,002)	-
Fixed assets - net	$35,661	-

During the year ended December 31, 2012, the Company acquired $56,663 in well equipment as part of the acquisition of the Tubb oil and gas interest. See notes 5 and 6 for additional details of this acquisition.

Depreciation expense was $4,722 and $0  for the years ended December 31, 2012 and 2011, respectively.

5. Oil and Gas

Oil and gas related activity for the years ended December 31, 2012 and 2011 is as follows:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Development costs paid in cash	$80,000	$-
Purchases of oil and gas properties through the issuance of common stock and assumption of debt, net of accumulated depletion	1,011,343	-
Capitalized asset retirement obligations	2,378	-
Total purchase and development costs, oil and gas properties	$1,093,721	$-

Oil and Gas Properties:	December 31, 2012	December 31, 2011

Oil and gas properties - proved reserves	$1,042,987	$-
Development costs	80,000	-
Accumulated depletion	(150,754)	-

Oil and gas properties - net	$892,233	$-

On March 1, 2011, the Company acquired a 37.5% working interest and 28.125% net revenue interest in oil and gas reserves of $1,054,328 by issuing 14,000,000 shares of its common stock and assuming $450,000 in liabilities. This interest is in the J.B. Tubb Leasehold Estate/Amoco Crawar field located in the Permian Basin in Ward County, Texas (“Tubb property”). See note 6 for additional details of this acquisition.

During the year ended December 31, 2012, the Company impaired the oil and gas reserves in the amount of $147,795.

Depletion expense was $53,602 and $0 for the year ended December 31, 2012 and 2011, respectively.

The company paid $80,000 and $0 in development costs during the year ended December 31, 2012 and 2011 to bring additional reserves into production.

6. Acquisition of interest in oil and gas property

I. Acquisition of 37.5% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

On  July 31, 2012 the Company, acquired assets of  Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc., (“EPI”)  as described in the preliminary Assignment and Bill of Sale and summarily as follows: Under the terms of the agreement, which shall be effective  July 31, 2012, the Company acquired a  37.5% Working Interest and 28.125% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to 8500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas). Included in the transaction, the Company will also acquire 37.5% Working Interest and 28.125% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft. As consideration for the transaction the Company agreed to authorize, issue and sell to EGPI Firecreek, Inc. 14,000,000 shares of common stock, and assumption of $450,000 in related debt. The acquired leases and the property to which they relate are identified below:

North 40 acres: J.B. TUBB “18-1”, being the W1/2 of the NW1/4 of Section 18, Block B-20, Public School Lands, Ward County, Texas, containing Forty (North 40) acres only (also listed as Exhibit “A” to Exhibit 10.1 in our Current Report on Form 8-K filed on March 7, 2011, incorporated herein by reference.

Well-bore located on South 40 acres: The Highland Production Company (Crawar) #2 well-bore, API No. 42-475-33611, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

The following wells are located on the leases identified, above:

1.	Crawar #1
2.	Tubb #18-1
3.
Highland Production Company(Crawar) #2 well-bore only, with depth of ownership 4700’ to 4900’ft. in well bore, described as: The Highland Production Company (Crawar) #2 well-bore, API No. 42-475-33611, located on the J.B. Tubb Lease in W ½ of the NW ¼ of Sec. 18, Block B-20, Public School Lands, Ward County, Texas at 1787 FNL and 853 FWL being on the South Forty (40) acres of the J. B. Tubb Lease, Ward County, Texas.

Listing for the Equipment items related to the wells on the leases on the J.B. Tubb Leasehold Estate (RRC #33611) Amoco/ Crawar field are as follows:

The following is the current & present equipment list that  Mondial Ventures,  Inc. will acquire 37.5% ownership rights, on the J.B. Tubb property: 2 (Two) 500 barrels metal tanks, 1(One) 500 barrel cement salt water tank- (open top), 1 (One) heater treater/oil & gas separator, all flow lines, on the north forty acres, well-heads, 2 (two) Christmas tree valve systems on well-heads, 3 (Three) well heads, three wells (well-bores). Model 320D Pumpjack Serial No. E98371M/456604, One (1) Fiberglass lined heater-treater, One (1) Test pot, Tubing string Rods and down hole pump.

Due to the fact that EGPI Firecreek, Inc. and Mondial Ventures, Inc. are considered related parties, the acquired assets were recorded at historical cost in the financial statements with no step up in basis.  The total gross cost of oil and gas properties recorded on the date of the acquisition was $1,109,572, as well as an accumulated depletion of $98,230.  Total fixed assets that were acquired with the purchase of the oil and gas property are discussed in Note 5 and consist of a total gross cost of $56,663 and an accumulated depreciation of $16,055.  The consideration given consisted of 14,000,000 shares of common stock valued at $595,684 and assumed debt of $450,000.

7. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Deferred Tax asset	142,568	$244,300
Valuation allowance	(142,568)	(244,300)
Net deferred tax assets	-	-

The Company estimates that it has an NOL carry forward of approximately $407,338 that begins to expire in 2022.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2002 to December 31, 2012 may be subject to IRS audit.

8. Related Party Transactions

Through December 31, 2012 the CEO of Mondial Ventures, Inc provided office space for the Company’s Scottsdale office free of charge.

The Company has a Service Agreement with Global Media Network USA, Inc. a company 100% owned By Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $5,000. There was a balance due on this contract of $13,600 at December 31, 2012.

The Company has a service Agreement with Joanne M. Sylvanus, Accountant, a company owned 100% by Joanne M, Sylvanus, to provide her services to the Company at a rate of $3,000 per month.  There was a balance due on this contract of $6,000 at December 31, 2012.

As discussed in Note 6, EGPI Firecreek, Inc. sold a 37.5% working interest to the Company in the J.B. Tubb Leasehold Estate/Amoco Crawar Field on July 31, 2012.  The assets were recoreded by the Company at historical cost and there was no step up in basis.

9. Notes Payable

At December 31, 2012, the Company was liable on the following Promissory notes:

(See notes below to the accompanying table)

Date of		Date Obligation	Interest	Balance Due
Obligation	Notes	Matures	Rate (%)	12/31/12 ($)
2/8/2011	1	7/27/2011	24	45,000
8/4/2011	2	8/4/2012	24	175,000
7/31/2012	3	7/31/2015	14	450,000
12/17/2012	4	9/19/2013	8	27,500
8/31/2012	5	8/31/2013	10	100,000
Note discount				(32,732)
				764,768

Note 1:  As of December 31, 2012, the Company had a promissory note of $25,000 for which no payments were made during the period. The company also had a promissory note of $20,000 to the same creditor for which no payments were made during the period and there is $18,390 in accrued interest on the notes.

Note 2:  As of December 31, 2012, the Company had promissory notes outstanding in the amount of $175,000 for which no payments were made during the period and there is $80,412 in accrued interest on the note.

Note 3.  During the year ended December 31, 2012, the Company assumed $450,000 of debt as partial payment for the acquisition of oil and gas leases.  No payments were made during the period and there is $34,273 in accrued interest on the note.

Note 4: During the year ended December 31, 2012, the Company received cash proceeds of $27,500 for this debt obligation for which no payments were made during the period and there is $79 in accrued interest on the note.  A debt discount was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period totaled $1,426.  This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  No embedded derivatives exist in this promissory note.

Note 5:  During the year ended  December 31, 2012, the Company received cash proceeds 0f $90,000 for this debt obligation issued with a 10% discount, the discount is being amortized over the life of the loan.  Total debt discount amortization for the period totaled $3,342.

10. Asset Retirement Obligation (ARO)

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value. The fair value of the ARO liability is measured by using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

Amounts incurred to settle plugging and abandonment obligations that are either less than or greater than amounts accrued are recorded as a gain or loss in current operations. Revisions to previous estimates, such as the estimated cost to plug a well or the estimated future economic life of a well, may require adjustments to the ARO and are capitalized as part of the costs of proved oil and natural gas property.

The following table is a reconciliation of the ARO liability for continuing operations for the twelve months ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Asset retirement obligation at the beginning of period	$-	$-
Acquisition of oil and gas leases	8,644	-
Revisions to previous estimates	(3,860)	-
Dispositions	-	-
Accretion expense	330	-
Asset retirement obligation at the end of period	$5,114	$-

11. Concentrations and Risk

Customers

During the year ended December 31, 2012, revenue generated under the top two customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company. Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

12. Contingencies

The Company has certain notes that may become convertible in the future and potentially  result in  dilution to our common shareholders.

13. Subsequent Events

In January 2013, the Company issued 8% promissory notes to certain institutional or accredited investors in the amount of $27,500 all due nine (9) months from the date of issuance unless otherwise mutually agreed for extension. The Company has the right to prepay within 180 days from the effectiveness of the note. The proceeds are to be used for acquisitions or working capital in the normal course of business.

In January 2013, the Company issued 12% promissory notes to certain institutional or accredited investors in the amount of $35,000 all due twelve (12) months from the date of issuance unless otherwise mutually agreed for extension. The Company has the right to repay within 180 days from the effectiveness of the note.

In January 2013, the Company issued 12% promissory notes to certain institutional or accredited investors in the amount of $5,000 all due twelve (12) months from the date of issuance unless otherwise mutually agreed for extension. The Company has the right to repay within 180 days from the effectiveness of the note.

In February 2013, the Company issued two 6% promissory notes to JAX Capital Growth, LLC in the amount of 12,500 and 25,000 respectively. As of April 2013, $28,500 of the proceeds have been received.

In February 2013, the Company issued 250,000 shares of common stock, to reduce debt on promissory notes.

In April 2013, the Company has agreed to a terms for a $1,000,000 private placement with a option for a second $1,000,000 from a European based private equity group. The proceeds are to be used for advancing the Company's Oil and Gas acquisition and development strategy. Under the terms of the private placement the Company will issue 4,000,000 common shares at $0.25 per share with a option to participate and a second USD 1,000,000 priced at a 20% discount to market based on the last 5 days closing price. The funds will be advanced in stages as the Company finalizes and implements agreements and contracts that are to be approved by the funder.

In April 2013, the Company issued 2,847,142 shares of common stock, to reduce debt on promissory notes related to its acquired oil and gas assets.

Supplemental Oil and Gas Information (Unaudited)

Oil and Natural Gas Exploration and Production Activities

Oil and gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for royalties, net profits interest, and other contractual provisions. Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Production taxes include production and severance taxes. Depletion of oil and gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities. Results of operations do not include interest expense and general corporate amounts. The results of operations for the company's oil and gas production activities are provided in the Company's related statements of operations.

Costs Incurred and Capitalized Costs

The costs incurred in oil and gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2012	2011
Costs Incurred for the Year:
Proved Property Acquisition	$1,109,572	$-
Unproved Property Acquisition	-	-
Development Costs	80,000	-
Total	$1,189,572	$-

Results of operations (All United States Based):

	2012	2011
Revenues	$87,309	$-
Production costs	73,613	-
Exploration costs	-	-
Impairment of oil and gas assets	147,795	-
Depreciation & amortization	58,969	-
Provision for income tax	-	-
Net profit (loss) from oil and gas producing activities:	$(193,068)	$-

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Harper Associates, Inc. independent petroleum consultants based on information provided by the Company.

Oil and Natural Gas Reserve Data

The following tables present the Company’s independent petroleum consultants’ estimates of its proved oil and gas reserves. The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

	Natural
	Gas	Oil
	(MCF)	(BLS)

Proved Developed and Undeveloped Reserves at December 31, 2011	-	-

Acquisitions of Proved Developed and Undeveloped Reserves	739,884	111,559
Revisions of Previous Estimates and Extensions, Discoveries and Other Additions	26,771	7,436
Production	(8,592)	(2,512)

Proved Developed and Undeveloped Reserves at December 31, 2012	758,063	116,483

Proved Developed Reserves at December 31, 2011	-	-
Proved Developed Reserves at December 31, 2012	31,165	8,001

Proved reserves are estimated quantities of oil and gas, which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are included for reserves for which there is a high degree of confidence in their recoverability and they are scheduled to be drilled within the next five years.

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating proved oil and gas were prepared in accordance with the provisions of ASC 932-235-555. Future cash inflows were computed by applying average prices of oil and gas for the last 12 months as of December 31, 2012 and current prices as of December 31, 2012 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and gas reserves.

	Year Ended December 31,
	2012	2011
Future Cash Inflows	$11,494,999	$-
Future Production Costs	(2,003,127)	-
Future Development Costs	(3,132,187)	-
Future Net Cash Inflows	6,359,685)	-

10% Annual Discount for Estimated Timing of Cash Flows	(3,490,847)	-

Standardized Measure of Discounted Future Net Cash Flows	$2,868,838	$-

The twelve month average prices for the year ended December 31, 2012 and year-end spot prices at December 31, 2012 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2011 (Average)	$-	$-
December 31, 2012 (Average)	$3.15	$88.45

Changes in the future net cash inflows discounted at 10% per annum follow:

Year Ended December 31,
	2012	2011
Beginning of Period	$-	$-
Sales of Oil and Natural Gas Produced, Net of Production Costs	-	-
Extensions and Discoveries	-	-
Previously Estimated Development Cost Incurred During the Period	-	-
Net Change of Prices and Production Costs	-	-
Change in Future Development Costs	-	-
Revisions of Quantity and Timing Estimates	-	-
Accretion of Discount	-	-
Change in Income Taxes	-	-
Purchase of Reserves in Place	2,868,838	-
Other	-	-
End of Period	$2,868,838	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures:

Our President and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

•
In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to communication with the appropriate personnel involved with our 2012 audit. We are utilizing additional accounting consultants to assist us in improving our controls and procedures. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

•
Due to our relatively small size and not having present operations, we do not have segregation of duties which is a deficiency in our disclosure controls. We do not presently have the resources to cure this deficiency.

Management's Report on Internal Control Over Financial Reporting

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2012, the Company's internal control over financial reporting are not effective due to the material weaknesses noted on the previous page.

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 and through the date of this report (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Effective March 24, 2013 by majority consent of the Mondial Ventures, Inc. (“MNVN” or the “Company”) shareholders of record at March 24, 2013 two (2) members were elected to the Company’s Board of Directors. The Directors shall hold their respective office until the Company’s Annual Meeting of Shareholders in 2014 or until their successors are duly elected and qualified. The members of the Company’s Board of Directors are as follows:

Name	Age	Position(s) With Company	Position(s) Held Since

Dennis R. Alexander	58	Director, Chairman	2012
Joanne M. Sylvanus	81	Director	2012

Effective March 24, 2013 by majority consent of the Mondial Ventures, Inc. (“MNVN” or the “Company”) directors of record at March 24, 2013 two (2) persons were elected as officers of the Company. The Officers shall hold their respective office until the Company’s Annual Meeting of Directors in 2014 or until their successors are duly elected and qualified. The Officers of the Company are as follows:

Name	Age	Position(s) With Company	Position(s) Held Since

Dennis R. Alexander	58	(*) Chief Executive Officer, President	2012
Joanne M. Sylvanus	81	(*) Chief Financial Officer, Treasurer, Secretary	2012

(*) A summary of Mr. Alexander and Ms. Sylvanus work experience is listed hereinabove in this report.

Board Meeting

While the Board of Directors had no regularly scheduled physical meetings held during fiscal 2012, the Board of Directors business was conducted via Consent(s) to Action in Lieu of Meeting, held Electronically, Telephonically, or In Person, (the “Consent(s)”)). There were a total of twrlve (12) consents obtained during fiscal 2012 and all members of the then Board of Directors attended at least 75% of all meetings held by the above listed Consent(s).

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not have a standing Audit Committee and therefore presently the Board of Directors is the acting Audit Committee.

RATIFICATION OF APPOINTMENT OF AUDITORS

The Board of Directors has appointed M & K CPAS, PLLC, as the Company's independent certified public accountants for the fiscal year ending December 31, 2012 and December 31, 2013.

There have been no disagreements between the Company and the Auditors during the term of its relationship.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The directors, executive officers and significant employees of the Company as of March 24, 2013 are as follows:

Name	Age	Position(s)	Position(s) Held Since
Dennis R. Alexander	59	Director and Chief Executive Officer and Chief Financial Officer	2012
Melvena Alexander	81	Secretary and Comptroller, Co-Treasurer	2012

Term for Directors: In accordance with Article 9.2 of the Company’s Bylaws: The members of the Board of Directors shall hold office until the first annual meeting of Stockholders and until their successors shall have been elected and qualified. At the first annual meeting of Stockholders and at each annual meeting thereafter the Stockholders shall elect Directors to hold office until the next succeeding annual meeting, except in the case of classification of the Directors. Each Director shall hold office for the term for which he is elected until his successor shall have been elected and qualified. The number of the directors may be fixed from time to time by resolution duly passed by our board. Our board has fixed the number of our directors at nine. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually.

We may employ additional management personnel, as our board of directors deems necessary. We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

A description of the business experience during the past several years for our directors and executive officer is set forth below:

Dennis R. Alexander has served as Chairman, Director, CEO, and President of the Company since July 31, 2012. He has served as Chairman, CEO, and CFO of EGPI Firecreek, Inc. (“EGPI”) and President and Director of its wholly owned subsidiary Energy Producers, Inc. (“EPI”), engaged in oil and natural gas exploration, production, and development. Since May 21, 2009, Mr. Alexander served as Chairman, President and Chief Financial Officer of EGPI and Firecreek Petroleum, Inc., (“FPI”) which pursued oil and gas acquisitions internationally in certain Eurasian countries during the then trend up for oil. Since February 10, 2007 he has served as Chairman and Chief Financial Officer of EGPI and FPI since July 1, 2004 through February 9, 2007, having served as the President and Director of EGPI from May 18, 1999 to June 30, 2004. In September 1998 he was a founder, and from January 19, 1999 through its acquisition with EGPI served in various capacities as President and Director of Energy Producers Group, Inc., and was the original founding entity for EGPI and EPI. From April 1997 through March 1998 he served as CEO, Director, Consultant of Miner Communications, Inc., a media communications company. From April 26, 1997 through March, 1998 he was a director of Rockline, Inc., a private mining, resource company, and a founder of World Wide Bio Med, Inc., a private health-bio care, startup company. Since March 1996 to the present he has owned Global Media Network USA, Inc., which has included management consulting, advisory services. Mr. Alexander attended ASU studying Architecture from 1971 to 1974.

Joanne M. Sylvanus has served as a Director, and Chief Financial Officer of the Company since July 31, 2012 and additionally as Secretary and Treasurer since November 7, 2012. She has been engaged by EGPI Firecreek, Inc. (“EGPI”) and its wholly owned subsidiary Energy Producers, Inc. (“EPI”) which is in the business of oil and natural gas exploration, production, and development as an accounting and tax consultant since December 1999 and May 21, 1999 respectively. She is the owner and sole proprietor of J.M. Sylvanus Accounting, since May 1974, which prepares Corporate, Partnership, Trust, and Estate Tax Returns, acts as Conservator and Trustee for Estates and Trusts, and provides consulting on Financial and Tax matters. She held a Certified Public Accounting certificate from the State of Arizona from October 1972 until May 1996 when she formally retired her certificate. Over the years from 1974 until May 1996, she was the owner and sole proprietor of J.M. Sylvanus CPA which conducted certified audits for not-for-profit organizations, broker dealers, and mortgage bankers; provided tax planning and tax preparation services for business, trusts, and individuals, designed and installed business accounting systems, and sub-contracted those services with the Small Business Administration and Arizona Research Bureau. Ms. Sylvanus taught accounting at Phoenix College from 1974 through 1985. She graduated from Cleveland State University in 1970 with a B.A. in Accounting and a minor in Economics. She has served on the Board of The American Society of Women Accountants for eight years in every Board position except Secretary.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2012, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

Code of Ethics

 Our Code of Ethics historically is applicable to all employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.  Our Code of Ethics is historically available at website at www.legacyathleticbrand.com.  The Company intends to satisfy its disclosure requirements under Item 5.05(c) of Form 8-K, regarding an amendment to or waiver from a provision of its Code of Ethics by posting such information on our website at www.legacyathleticbrand.com. The Company intends to update its Code of Ethics within the second quarter of operations due to the recent changes in management and industry segment.

ITEM 11. EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 who were serving as of December 31, 2012, for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. Note: All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

Summary Compensation Table 1/

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander 2/3/ (*)	2012	n/a	n/a	-0-	250,000
Chairman, CEO, President	2010	n/a	n/a	-0-	0
	2009	n/a	n/a	-0-	0

1/	All shares are calculated on a post effective one share for fifty share (1:500) reverse split effective on July 7, 2011.

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

2/
The balance of the amounts in the columns for 2012 for each of D.R. Alexander, represents value for shares of Common Restricted Stock received. For the named Executive, directly or indirectly owned or controlled by him, 5,000,000 shares were received having a value of $250,000, but with a dual restrictive provision not to sell, hypothecate, or otherwise dispose of in any way for a period of 7 months from the date of issue creating a non or 0 value at the end of the year.

3/	D.R. Alexander has been with the Company since July 31, 2012.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Director Compensation

As of December 31, 2012 there were no compensation arrangements made for Directors, meetings of the Board of Directors, or travel and expense to and from meetings of the Board of Directors.

Employment Agreements

The Company does not currently have any employment agreements with its executive officers.

Note: At the effective time of the merger with Legacy in December 2010, we entered into an interim compensation agreement with GMFJ, LLC, a company owned by our then incoming CEO, Mr. Henry, pursuant to which Mr. Henry served as our Chairman and Chief Executive Officer. As of June 25, 2012 as part of the discontinuation of Legacy business and subsequent changeover to oil and gas industry segment, an escrow and various releases between shareholders of the Company were signed of which Mr. Henry as one of the releasing parties released all debts and or liabilities of any kind owing to him by the Company.

Indemnification of Directors and Officers

We intend to enter into indemnification agreements with each of our officers and directors providing for indemnification to the maximum extent permitted under Nevada law and we also intend to obtain directors and officers liability insurance on behalf of our directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Securities by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Securities, each director of the Company, each executive officer, and all directors and executive officers of the Company as a group as of March 31, 2013. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-K filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-K filing, have been exercised or converted.

The information in the following table is based on 59,250,000 shares of common stock issued and outstanding as of March 31, 2013.

	Name and Address of
Title of	Beneficial		Common Stock Beneficially
Class	Owner (1)	Number	Owned	(%) Vote

Common	Global Media Network USA, Inc. (2)	***	5,000,000	8.44
	c/o 6564 Smoke Tree Lane
	Scottsdale Arizona, 85253
Common	EGPI Firecreek, Inc. (3)		14,000,000	23.63
	c/o 6564 Smoke Tree Lane
	Scottsdale, Arizona 85253
Common	Steve Antebi (4)		5,000,000	8.44
	10550 Fontenelle Way,
	Los Angeles, California, 90077
Common	CUBO Energy, AG (5)		2,500,000	4.22
	Chaltenbodenstr 4A
	Schindellegi 8834
	Switzerland
Common	LFA Associates, AG (6)		2,500,000	4.22
	45 Seefeldstrasse
	Zurich 8008
	Switzerland
Common	JAX Capital Growth, LLC (7)		1,250,000	2.11
	70 Christopher Ct.
	Woodburry, NY 11797
Common	David Roff (8)		1,927,350	3.25
	c/o 6564 Smoke Tree Lane
	Scottsdale Arizona, 85253

Common	All directors and officers including		32,177,350	54.31
	other persons or groups

(1)	Beneficial ownership is determined in accordance with the rules of the SEC.
(2)	Global Media Network USA, Inc. is indirectly owned by Dennis R. Alexander, an Officer and Director and
	Shareholder of the Company.
(3)	EGPI Firecreek, Inc. is in common control with the Company via Dennis R Alexander
	through Global Media Network USA, Inc. which owns approximately 7.3% of EGPI.
(4)	Steve Antebi is an Advisor and Shareholder of the Company, and is not an Officer or Director.
(5)	CUBO Energy, AG is a Shareholder and not an Officer or Director of the Company.
(6)	LFA Associates, AG is a Shareholder and not an Officer or Director of the Company.
(7)	JAX Capital Growth, LLC is an Advisor and Sharehoder and not an Officer or Director of the Company.
(8)	David Roff is a Shareholder and not an Officer or Director of the Company.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, approximately 54.31 percent of our outstanding common stock. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•	The operation of which may at a subsequent date result in a change in control of the registrant; or

•	With respect to the election of directors or other matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Executive Management; Fiscal Year Ended December 31, 2012, December 31, 2011, and December 31, 2010.

Please see “EXECUTIVE COMPENSATION” section of this document related to transactions in addition to those contained in this section including, consideration and other compensation for the following named executives: Dennis R. Alexander, Chairman, CEO, and Joanne M. Sylvanus, Director, Chief Financial Officer, Treasurer and Secretary.

Contracts

The Company has oral and month to month contracts with various entities (owned by related parties) to provide accounting, management, and other professional services.
Table 1

		Paid	Accrued
Entity	Related Party	2012	2012
Global Media Network USA, Inc. *	Dennis R. Alexander (1)	$11,400	$13,600
Joanne M. Sylvanus **	Joanne M. Sylvanus (2)	$3,000	$6,000

* For 2012, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $25,000 of which $11,400 was paid against accruals. A contract month to month subject to adjustment is being charged at the rate of $5,000 per month plus approved expenses.

** For 2012, the contract amounts paid to Joanne M. Sylvanus for accounting services were in the aggregate $3,000 that was paid against accruals. A sub contract arrangement is in place on a month to month basis subject to adjustment is being charged at the rate of $3,000 per month.

(1)	Dennis R. Alexander, serves as Chairman, CEO, President and Director, and a shareholder of the Company.
(2)	Joanne M. Sylvanus, serves as Director, Chief Financial Officer, Secretary, Treasurer of the Company.

(*)(**) On November 7, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.
Name	Date	Share Amount(****)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (***)(****)(1) 10550 Fontenelle Way, Los Angeles, California, 90077	11/7/12	5,000,000	Consultant/Advisory	$750,000

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $750,000 worth of common stock in the immediately preceding table was used primarily in consideration of services rendered to the Company.

(1)	Steven Antebi provides other Business Consulting and advisory services, and is not currently a director, or officer of the Registrant.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

(****) The shares are to be included for registration in a registration statement on a best efforts basis by the Registrant in accordance with the terms of agreement.

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

Name and Address (iii)	Date	Restricted Common S Share Amt	Type of Consideration	Fair Market Value of Consideration

JAX Capital Growth LLC 1/ 70 Christopher Ct. Woodburry, New York 11797	7/31/12	1,000,000	Advisory services in connection with The Acquisition	$50,000

EGPI Firecreek, Inc. 2/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	7/31/12	14,000,000	Part of the Acquisition Cost for Tubb Leasehold Interest	$700,000

Global Media Network USA, Inc. 3/ c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	7/31/12	5,000,000	For services rendered to the Company in connection with the acquisition And incentive	$250,000

CUBO Energy, AG 4/ Chaltenbodenstr 4A Schindellegi 8834 Switzerland	7/31/12	2,500,000	Assignment of Share Purchase Agreement	$125,000

LFA Associates, AG 45/ 45 Seefeldstrasse Zurich 8008 Switzerland	7/31/12	2,,500,000	Assignment of Share Purchase Agreement	$125,000

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

In connection with the merger with Legacy in December 2010, the Company entered into the compensation agreement with Mr. Henry’s consulting company to have Mr. Henry serve as our Chairman and Chief Executive Officer.  In addition, Mr. Henry, as licensor, and Legacy Athletic Apparel LLC, as licensee, were parties to an Intellectual Property License Agreement dated as of October 25, 2010.  We assumed the License Agreement in the merger.  Under the License Agreement, the licensor grants to us the exclusive right to use the proprietary marks and other intellectual property, including the rights to the licensor’s intent-to-use applications, covered by the License Agreement in connection with the specified licensed products, which includes the types of athletic-based lifestyle products we intend to market.  The territory of the license includes designated regions throughout the World.  However, if we do not have more than de minimis sales in a given region within 24 months of the date of the License Agreement, that region will no longer be part of the territory under the License and our rights with respect to that region will be terminated.  Under the License Agreement, we are to pay to the licensor a royalty amount equal to 4% of the Net Sales up to $5,000,000, 8% of Net Sales from $5,000,001 to $12,000,000 and 10% of Net Sales above $12,000,000.  “Net Sales” under the License Agreement means the gross sales to our customers, including related customers, of all products and services related to the licensed products, less only discounts, returns, allowances and chargebacks and uncollectible accounts up to 5% of all gross sales.  The term of the license commenced on the date of the License Agreement and continues until terminated pursuant in accordance with its terms or December 31, 2028. As of June 25, 2012 as part of the discontinuation of Legacy business and subsequent changeover to oil and gas, an escrow and various releases between shareholders of the Company were signed of which Mr. Henry as one of the releasing parties released all debts and or liabilities of any kind owing to him by the Company.

In October 2012, 71,000 000 shares of common stock were returned to the Company for cancellation by shareholders resulting from release agreements signed and collected by July 2, 2012, but effective as of June 25, 2012 whereas the then Board of Directors authorized for the return of shares from various parties of the release agreements to the Treasury of the Company. The cancellation of shares resulted from a debt assignment for $150,000.

The Chief Executive Officer of the Company provided corporate office space through December 31, 2012 at no charge. There is a lease agreement in place for lease of the space beginning January 1, 2013 on a one year contract, renewable annually. The furnished lease with additional storage space is $3,250 and is to be paid monthly.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has reviewed and discussed the fees paid to M&K CPAS, PLLC for the reports covering fiscal 2012 audit, audit-related, tax and other services, and for prior Certified Public Accountants Anton & Chia PLLC for the quarter ended September 30, 2012, and Stan J. H. Lee, Certified Public Accountant, for the fiscal years ended December 31, 2011 and 2010 audit, audit, audit-related, tax and other services,.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with M&K CPA’S PLLC, independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The fees billed to us by Stan J. H. Lee, Certified Public Accountant for services rendered related to the year ended December 31, 2010 and 2011 were $1,250.00 and $3,250.00.

Audit-Related Fees

M&K CPAS, PLLC did not bill us for any assurance or related services that were unrelated to the performance of the audit of the financial statements for the year ended 2012.

Stan J. H. Lee, Certified Public Accountant, did not bill us for any assurance or related services that were unrelated to the performance of the audit of the financial statements for the year ended 2011.

Tax Fees

M&K CPA’s PLLC has not provided any professional services for tax compliance, tax advice, and tax planning. Since The Company has prepared tax returns in house for 2012.

Stan J. H. Lee, Certified Public Accountant, did not bill us for any assurance or related services that were unrelated to the performance of the audit of the financial statements for the year ended 2011.

Other Fees

No other fees were paid to M&K CPA’s PLLC and or Stan J. H. Lee, Certified Public Accountant, for years ended 2012 or 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.3	Standard Form for Promissory Note for Mondial Ventures, Inc. .(incorporated by reference to Exhibit 10.3 on Form 10-K filed April 14, 2011)
10.4	Promissory Note between Mondial Ventures, Inc. and Gabriela Robaina dated January 24, 2011. (incorporated by reference to Exhibit 10.4 on Form 10-K filed April 14, 2011)
10.5
Entry into Mutual Release and Forgiveness of Debt Agreements with Rodney Henry, Rob Fiallo, and Jeff Sirianni and Completion of Acquisition, Securities Purchase Agreement, and Assignment and Bill of Sale with Participation Agreement, between the Company and Energy Producers, Inc., a subsidiary wholly owned of EGPI Firecreek, Inc., the Resignation of Rob Fiallo, Appointment of New Directors, Change of Control (incorporated by reference to our Current Report on Form 8-K and Exhibits, filed August 9, 2012)

10.6
Short Form Linear Agreement between the Company and Energy Producers, Inc. re staged in Acquisition of oil and gas interests located in Callahan, Stephens, and Shakelford Counties, West Central Texas dated October 30, 2012 and Advisory Agreement with Steven Antebi effective November 7, 2012 (incorporated by reference to our Current Report on form 8-K/A Amendment No. 1, along with Exhibits 10.1 and 10.2, filed November 14, 2012 and as Amended on November 15, 2012)

16.1	Letter re Change in our Certifying Accountant from Stan J.H. Lee (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed November 2, 2012)
16.2	Letter re Change in our Certifying Accountant from Anton & Chia, LLP (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed February 27, 2013)

17.1	Resignation of Marc Juliar from Mondial Ventures, Inc. (incorporated by reference to Exhibit 17.1 to our Current Report on Form 8-K filed December 31, 2010)

20.1
Statement regarding change in majority of directors and further regarding acquisition with Energy Producers, Inc. unit of EGPI Firecreek, Inc. (incorporated by reference to Form SC 14f-1 filed August 9, 2012)

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
* Filed herewith.
** Filed herewith electronically.

PART F/S FINANCIAL STATEMENTS
The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 8 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 16, 2013 on its behalf by the undersigned, thereunto duly authorized.

MONDIAL VENTURES, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, CEO, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R Alexander	Chief Executive Officer, President and Chairman of	April 26, 2013
Dennis R Alexander	the Board of Directors,

/s/ Joanne M. Sylvanus	Director, CFO, Treasurer, Secretary	April 26, 2013
Joanne M. Sylvanus

HARPER & ASSOCIATES, INC.
6815 MANHATTAN BLVD., STE 201
FORT WORTH, TX 76120
817-457-9555
F 817-457-9569

April 26, 2013

To Whom It May Concern

As an independent engineering consultant, I hereby consent to the use of my report entitled "SEC Reserve Evaluation" located in Ward Counties, Texas as of December 31, 2012" dated April 22, 2013 and data extracted there from (and all references to my Firm) included in or made a part of this Form 10-K Annual Report to be filed on or about April 26, 2013.

Name:	G. Michael Harper
Title:	P.E., Consulting Engineer License Number 34481.

Signed:	/s/ G. Michael Harper
Fort Worth, Texas

G. Michael Harper
President