Form 10-Q
period 2013-03-31
MONDIAL VENTURES, INC.
filed 2013-05-20
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 11, 2013, the registrant had 62,097,142 shares of its $0.001 par value common stock issued and outstanding. There are no shares of preferred stock issued and outstanding, $0.001 par value for each of the Series of Preferred.

MONDIAL VENTURES, INC.
(a Development Stage Company)
10-Q
March 31, 2013

MONDIAL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,		December 31,
	2013		2012
	(unaudited)
Assets
Current assets:
Cash	$3,476		$23,518
Total current assets	3,476		23,518

Other Assets
Fixed assets - net	33,637		35,661
Oil and natural gas properties – proved reserves - net	862,256		892,233
Deferred financing costs	4,537		-
Total other assets	900,430		927,894

Total assets	$903,906		$951,412

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$184,586		$17,364
Notes and loans payable	487,800		763,342
Convertible loans payable net of discount of $71,886 and $26,074 respectively	20,614		1,426
Advances and loans payable – related parties	12,285		21,102
Total current liabilities	705,285		957,234

Long Term liabilities:
Asset retirement obligation	5,237		5,114
Total long term liabilities	5,237		5,114

Total liabilities	710,522		962,348

Stockholders' equity (deficit)
Preferred stock no par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2013	-		-
Common stock, $0.001 par value; 250,000,000 shares authorized, 125,000,000 and 100,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	59,250		59,000
Stock Payable	714,286		-
Additional paid–in capital	3,025,260		2,890,510
Deficit	(3,605,412	) )	(2,960,446)
Total stockholders' equity (deficit)	193,384)		(10,936)

Total liabilities and stockholders’ equity (deficit)	$903,906		$951,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Revenues:
Gross revenues from oil and gas sales	$17,947	$-
Well operation costs	(54,059)	-
Gross margin	(36,112)	-

General and administrative expenses:
General administration	102,849	31,469
Total general and administrative expenses	102,849	31,469
Net loss from operations	(138,961)	(31,469)
Other revenues and expenses:
Interest expense	(56,824)	(12,450)
Gain (loss) on settlement of debt	(449,181)	-
Net loss before provision for income taxes	(506,005)	(43,919)
Provision for income taxes	-	-

Net loss	$(644,966)	$ (43,919)

Basic and diluted loss per common share	(0.00)	(0.00)
Weighted average of common shares outstanding	59,000,172	100,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

	For the three	For the three
	months ended	months ended
	March 31	March 31,
	2013	2012
Operating activities
Net loss	$(644,966)	$(43,919)
Adjustments to reconcile net loss to net loss items no requiring the use of cash
Depletion	30,068	-
Depreciation	2,024	-
Accretion of asset retirement obligation	123	-
Loss on debt conversion	459,286	-
Amortization of deferred financing cost	1,463	-
Amortization of debt discount	25,846	-
Changes in other operating assets and liabilities
Accounts payable and accrued liabilities	19,134	42,450
Accounts payable and accrued liabilities – related parties	(14,820)	-
Net cash used by operating activities	(121,842)	(1,469)

Financing activities
Deferred financing cost	(6,000)	-
Borrowings on debt	65,000	-
Borrowings on convertible debt	42,800	-
Net cash provided by financing activities	101,800	-

Net change in cash	(20,042)	(1,469)
Cash at beginning of period	23,518	1,573
Cash at end of period	$3,476	$104

Supplemental disclosures of cash flow information

Debt discount due to beneficial conversion feature	$65,000	$-
Shares subscribed for settlement of debt	$300,000	$-
Shares issued for settlement of debt	$25,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY
FOR THE THREE MONTHS ENDED MARCH 31,2013

			Additional			Total
	Common Stock		Paid-in	Stock		Stockholders’
	Shares	Par Value	Capital	Payable	Deficit	Equity

Balance at December 31, 2012	59,000,000	$59,000	$2,890,510	$0	$(2,960,446)	$(10,936)

Issued common shares for settlement of debt	250,000	250	69,750			70,000

Common shares subscribed for settlement of debt				714,286		714,286

Debt discount			65,000			65,000

Net loss for the three months ended March 31 ,2013					(644,966)	(644,966)

Balance at March 31, 2013	59,250,000	$59,250	$3,025,260	$714,286	$(3,605,412)	$193,384

The accompanying notes are an integral part of these unaudited consolidated statements.

                                                                                                                                                                                                                                                                                                                                                                                                                               F-

Mondial Ventures, Inc
 Notes to the Unaudited Consolidated Financial Statements
For the Quarters ended March 31, 2013 and March 31, 2012

Note 1—Organization of the Company and Significant Accounting Policies

The Company was incorporated in the state of Nevada on May 29, 2002 as Mondial Ventures, Inc.

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

On July 31, 2012, the Company purchased oil and gas assets and interests in the J.B. Tubb Leasehold Estate from EGPI Firecreek, Inc. The Company issued 14,000,000 shares of common stock to EGPI Firecreek, Inc. and the assumption of debt for 37.5% working interest and corresponding 28.125% net revenue interest in the oil and gas interests and pro rata oil and gas revenue and reserves in the North 40 plus additional right agreement for the South 40 of the J.B. Tubb Leasehold Estate, and for all depths below the surface to 8,500 ft. Also included are all related assets, fixtures, equipment, three well heads and three well bores.

On October 30, 2012, the Company entered into a Definitive Short Form Agreement with EGPI Firecreek, Inc. for development of 240 acre leases, reserves, three wells and equipment located in Callahan, Steven and Shackelford Counties, West Central Texas, which includes but is not limited to continuing negotiations to buy out 50% partner interests, due diligence, evaluation and preparation including an initial 3-D Seismic study reserve studies and roll over leases if necessary.  The agreement is non-binding and the parties intend to finalize the agreement by executing a Definitive Long Form Agreement in the future.  The parties had until November 6, 2012 to finalize this agreement but did not do so by that date.  Both parties are still interested in pursuing this transaction in the future.

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

Cash Equivalents  The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of March 31, 2013 or March 31, 2012.

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

Asset Retirement Obligations (“ARO”) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At March 31, 2013 and 2012, the ARO of $5,237 and $0 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013 on a recurring and non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)

None	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	(Losses)

None	$-	$-	$-	$104,272

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

Well equipment	5 years

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced substantial losses, maintains a negative working capital and capital deficits, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Common Stock Transactions

During the three months ended March 31, 2013, the Company issued 250,000 shares of common stock valued at $62,500 to retire a debt of $25,000, resulting in a loss on debt settlement of $34,895.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the grant.

During the three months ended March 31, 2013, the Company reached an agreement to settle $300,000 of debt with 2,857,142 shares of common stock valued at $714,286, resulting in a loss on debt settlement of $414,286.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the grant. Shares had  not been issued as of March 31, 2013.

Note 4 – Fixed Assets

The following is a detailed list of fixed assets:

	March 31, 2013	December 31, 2012

Well equipment	56,663	56,663
Accumulated depreciation	(23,026)	(21,002)

Equipment - net	$33,637	$35,661

Depreciation expense was $2,024 and $0 for the three months ended March 31, 2013 and March 31, 2012.

Note 5 – Oil and Gas

Oil and Gas Properties:	March 31, 2013	December 31, 2012

Oil and gas properties – proved reserves	$961,777	$1,042,987
Development costs	80,000	80,000
Accumulated depletion	(180,638)	(150,754)

Oil and gas properties - net	$862,256	$892,233

Depletion expense was $44,844 and $0 for the three months ended March 31,2013 and March 31,2012. respectively.

Note 6 – Income Tax Provisions

Deferred income tax assets and liabilities consist of the following at March 31, 2013

Deferred Tax asset	$153,358
Valuation allowance	(153,358)
Net deferred tax assets	-

Note 7 – Related Party Transactions

 Through December 31, 2012, the CEO of Mondial Ventures, Inc. provided office space for the Company’s Scottsdale office free of charge. January  1, 2013 the Company  entered into a month to month lease for the same office space, with the CEO’s mother, at a rate of $2,000 per month.  There remains an unpaid balance of $6,000 at March 31, 2013.

The Company has a services agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $5,000. The Company was current at March 31, 2013.

The Company has a service agreement with Joanne M. Sylvanus, Accountant  a company owned 100% by Joanne M. Sylvanus, to provide her services to the Company at a rate of $3,000 per month. There was a balance due on this contract of $6,000 at March 31, 2013.

Note 8 –  Notes Payable

At March 31,2013 the Company was liable on the following Promissory notes:

(See notes below to the accompanying table)

Date of		Date Obligation	Interest	Balance Due
Obligation	Notes	Matures	Rate (%)	3/31/13 ($)

2/8/2011	1	7/27/2011	24	20,000
8/4/2011	2	8/4/2012	24	175,000
7/31/2012	3	7/31/2015	14	150,000
12/17/2012	4	9/19/2013	8	27,500
8/31/2012	5	8/31/2013	14	100,000
1/11/2013	6	1/11/2014	12	5,000
1/11/2013	7	1/11/2014	12	35,000
2/30/2013	8	11/13/2013	10	31,500
1/30/2013	9	11/1/2013	8	27,500
3/27/2013	10			11,300
				580,300
Unamortized discount				71,886

Note 1:  As of March 31, 2013 the Company had a promissory note of $20,000 for which no payments were made during the period and there is $ 9,929 in accrued interest on the note.

Note 2:   As of March 31, 2013 the Company had promissory notes outstanding in the amount of $175,000 for which no payments were made during the period and there is $85,590 in accrued interest on the note.

Note 3:    As of March 31, 2013 the Company had a promissory note in the amount of $450,000 plus compounded interest in the amount of   $54,245. On March 29, 2013, the Company entered into a subscription receivable agreement with the note holder to pay $300,000 of the note with 2,857,152 shares of Common Stock.  These shares remain unissued at March 31, 2013.

Note 4:    As of March 31, 2013 the Company had a note outstanding in the amount of $27,500 for which no payment was made during the period and there is $629 in accrued interest on the note.  A debt discount was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $9,167. This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  No embedded derivative exists in this promissory note.

Note 5:    As of March 31, 2013 the Company had a discounted note outstanding in the amount of $100,000 for which no payments were made during the period and there is $5,833 in accrued interest on the note.  The 10% discount is being amortized  over the life of the loan.  Total debt discount amortization for the period totaled $3,342.

Note 6:   During the quarter ended March 31, 2013 the Company received cash proceeds of $5,000 for this debt obligation which bears interest at the rate of 12%. A debt discount was recorded for $5,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $1,082. This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading price during a 15 day trading period prior to the date of conversion.  This conversion option does not become effective until 180 days after issuance of the note.  No embedded derivative exists in this promissory note.  No payments were made during the period and there is accrued interest of $150 on the note.

Note 7:   During the quarter ended March 31, 2013 the Company received cash proceeds of $35,000 for this debt obligation which bears interest at the rate of 12%.  No payments were made during the period and there is $1,036 in accrued interest on the note. A debt discount  was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $7,575. This note is convertible into a number of shares by dividing the principal and interest owed by the greater of 30% of the average lowest trading prices over the 15 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  No embedded derivative exists in this promissory note.  Financing costs of $6,000 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $1,512 was amortized as of March 31, 2013.

Note 8:   During the quarter ended March 31, 2013 the Company received cash proceeds of $12,500 for this debt obligation which bears interest at the rate of 6%.  No payments were made during the period and there is accrued interest of $184 on the note.  In addition the Company received cash proceeds of $19,000 for another debt obligation which also bears interest at the rate of 6%.

Note 9:   During the quarter ended March 31 ,2013  the Company received cash proceeds of $25,000 for this debt obligation which bears interest at the rate of 8%.  No payments were made during the quarter and there is accrued interest of $493 on the note. .  A debt discount  was recorded for $25,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $5,556. This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  No embedded derivative exists in this promissory note.

Note 10:  During the quarter ended March 31, 2013 the Company received cash advances of $11,300 related to a debt obligation.

Note 9 – Asset Retirement Obligation  (ARO)

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO liability is measured by using expected future cash  outflows discounted at the Company’s credit adjusted risk free interest rate.

Amounts incurred to settle plugging and abandonment obligations that either less than or greater than amounts accrued are recorded as a gain or loss in current operations.  Revisions to previous estimates, such as the estimated cost to plug a well or the estimated future economic life of the well may  require adjustments to the ARO aand are capitalized as part of the costs of proved oil and  natural gas property.

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31, 2013 and December 31, 2012:

	March 31.	December 31,
	2013	2012

Asset retirement obligation at the beginning of the period	$5,114	$-
Acquisition of oil and gas leases		8,644
Revisions to previous estimates		(3,860)
Dispositions -		-
Accretion expense	123	330
Asset retirement obligation at the end of the period	$5,237	$5,114

Note 10 – Concentrations and Risk

Customers

During the three months ended March 31, 2013, revenue generated under the top five customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Note 11 – Contingencies

The Company has certain notes that may become convertible in the future and potentially result in dilution to our common shareholders.

Note 12 – Subsequent Events

In April 2013, the Company has agreed to a terms for a $1,000,000 private placement with an option for a second $1,000,000 from a European based private equity group. The proceeds are to be used for advancing the Company's Oil and Gas acquisition and development strategy. Under the terms of the private placement the Company will issue 4,000,000 common shares at $0.25 per share with a option to participate and a second USD 1,000,000 priced at a 20% discount to market based on the last 5 days closing price. The funds will be advanced in stages as the Company finalizes and implements agreements and contracts that are to be approved by the funder.

In April 2013, the Company issued 2,847,142 shares of common stock, to reduce debt on promissory notes related to its acquired oil and gas assets.

In April 2013, the Company received loans in the amount of $45,000 from accredited investors.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Completion and Entry into a Definitive Agreement with Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. (“EGPI”) for Sale of Oil and Gas Interests and Rights in J.B. Tubb Leasehold Estate, Ward and Jones County Texas

On July 31, 2012, the Company as the assignee of CUBO Energy PLC entered into and completed the closing of an Assignment and Bill of Sale and Stock Purchase Agreement (“SPA”) with EGPI Firecreek Inc. through its wholly owned subsidiary Energy Producers, Inc. (“EGPI”). The interests acquired from EGPI were oil and gas interests in the J.B. Tubb Leasehold Estate located outside of Odessa Texas in Ward and Jones County. The Agreement included our entering into a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development on the J.B. Tubb Leasehold Estate. The Company presently owns 37.5% working interest ("WI"), 28.125% net revenue interest ("NRI") in the oil and gas interests, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. including all related assets, fixtures, equipment, three well heads and three well bores. The field is located in the Permian Basin and the Crawar Field, directly adjacent to property operated by Chevron Corporation in Ward County, Texas (12 miles southeast of Monahans and 30 miles west of Odessa in West Texas). For further information see the section on the “Business” and “Description of Properties” listed in this Report.

 Completion and Entry into a Definitive Short Form Agreement with Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc.,  for Evaluation and Potential Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas

On October 30, 2012, the Company as the assignee of CUBO Energy PLC and Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. (“EGPI”) entered into a Linear Short Form Agreement involving the development and acquisition of oil and gas interests subject to certain requirements. The interests relating to 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shackelford Counties, West Central Texas. For further information see the section on the “Business” listed in this Report.  The parties had until November 6, 2012 to finalize this agreement but did not do so by that date.  Both parties are still interested in pursuing this transaction in the future.

The Company expects to incur an increase in operating expenses during the next year from commencing activities related to its plans for the Company’s oil and gas business including, but not limited to uncertainty as to development and the time and timing required for the Company’s plans to be fully implemented, governmental regulatory responses to the Company’s plans, fluctuating markets and corresponding spikes, or dips in our products demand, currency exchange rates between countries, acquisition and development pricing, related costs, expenses, offsets, increases, and adjustments. There can be no assurance that the Company will ever generate significant revenues or achieve profitability at all or on any substantial basis.

To the extent possible, the following discussion will highlight the Company’s business activities for the three months ended March 31, 2013 and March 31, 2012.

 Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Total revenue for sales of oil and gas during the three months ended March 31, 2013 was $17,947 compared with none in 2012.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the three months ended March 31
	2013	2012

Advertising and promotion	$68	$-
Administration	7,561	30,219
Rent and utilities	6,000	-
Professional Fees	89,220	1,250
Total	$102,849	$31,469

Total general and administrative expenses decreased to $7,561 as of March 31, 2013 from $30,219 as of March 31, 2012.

Interest expense for the three months ended March 31, 2013 was $56,824 compared with $12,450 for the same period last year due to the  increase in debt obligations.

For the three months ended March 31, 2013 professional fees of $89,220 were incurred in regard to management advisory, legal costs and accounting, as compared to $1,250 for the three months ended March 31, 2012.

Income (loss) per share was ($0.00) per share for the three months ended  March 31, 2013, for continuing operations, compared to an income (loss) of ($0.00) per share for the three months ended March 31, 2012.

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at March 31, 2013 was $3,476 compared to $22,518 at December 31, 2012. The Company had working capital deficit of $ 1,001,811 at March 31, 2013 compared to a working capital deficit of $ 933,716 at December 31, 2012.

Total assets decreased to $903,906 at March 31, 2013 compared to $ 951,412 at March 31, 2012 mainly as a result of the depletion of oil and gas leases.

Shareholders’ equity increased to $193,384 at March 31, 2013 from a deficit of $10,936 at December 31, 2012. During the three months ended March 31, 2013, the Company issued 250,000 shares to retire debt.

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

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2013.

ITEM  3.  – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM  4(T) – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

(b)	Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. –  LEGAL PROCEEDINGS

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceedings that, in the opinion of our management and based on consultation with legal counsel, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A. –   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report.

Please see information contained in our Annual Report on Form 10-K filed on April 29, 2013 and in Current Report on Form 8-K filed on August 9, 2012, incorporated herein by reference.

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

ITEM 6. –  EXHIBITS

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

Date:  May 20, 2013

Mondial Ventures, Inc.

/s/ Dennis Alexander
Dennis Alexander
Chief Executive Officer and
Chairman of the Board of Directors