Form 10-Q
period 2013-06-30
MONDIAL VENTURES, INC.
filed 2013-08-19
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

lLarge Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 7, 2013, the registrant had 80,084,814 shares of its $0.001 par value common stock issued and outstanding. There are no shares of preferred stock issued and outstanding, $0.001 par value for each of the Series of Preferred.

MONDIAL VENTURES, INC.
(A Development Stage Company)
10-Q
June 30, 2013

MONDIAL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$20,203	$23,518
Total current assets	20,203	23,518

Other Assets
Fixed assets - net	31,613	35,661
Oil and natural gas properties – proved reserves - net	808,224	892,233
Deferred financing costs	8,192	-
Total other assets	848,029	927,894

Total assets	$868,232	$951,412

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$154,591	$171,364
Notes and loans payable	272,547	763,342
Notes and loan payable – in default	195,000	-
Convertible loans payable net of discount of $255,505 and $26,074 respectively	96,665	1,426
Advances and loans payable – related parties	4,285	21,102
Derivative liabilities	476,795	-
Total current liabilities	1,199,883	957,234

Long Term liabilities:
Asset retirement obligation	5,333	5,114
Total long term liabilities	5,333	5,114

Total liabilities	1,205,216	962,348

Stockholders' equity (deficit)
Preferred stock no par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 66,554,539 and 59,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	66,554	59,000
Stock Payable	-	-
Additional paid–in capital	4,104,024	2,890,510
Deficit	(4,507,562)	(2,960,446)
Total stockholders' equity (deficit)	(336,984)	(10,936)

Total liabilities and stockholders’ equity (deficit)	$868,232	$951,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

	For the six months ended			For the three months ended
	June 30,			June 30,
	2013		2012	2013	2012

Revenues:
Gross revenues from oil and gas sales	$61,890		$-	$43,943	$-
Well operation costs	(150,354)		-	(96,295)	-
Gross margin	(88,464)		-	(52,352)	-

General and administrative expenses:
General administration	482,103		42,204	379,254	10,735
Total general and administrative expenses	482,103		42,204	379,254	10,735
Net loss from operations	(570,567)		(42,204)	(431,606)	(10,735)
Other revenues and expenses:
Interest expense	(231,567)		(24,900)	(174,743)	(12,450)
Gain (loss) on settlement of debt	(472,948)		-	(23,767)	-
Gain (loss) on derivatives	(272,034)		-	(272,034)	-
Net loss before provision for income taxes	(976,549)		(67,104)	(470,544)	(23,185)
Provision for income taxes	-		-	-	-

Net loss	$(1,547,116)	$	(67,104)	$(902,150)	$(23,185)

Basic and diluted loss per common share	(0.03)		(0.01)	(0.01)	(0.00)
Weighted average of common shares outstanding	61,051,265		100,000,000	62,846,865	100,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2013	2012
Operating activities
Net loss	$(1,547,116)	$(67,104)
Adjustments to reconcile net loss to net loss items no requiring the use of cash
Depletion	84,009	-
Depreciation	4,048	-
Accretion of asset retirement obligation	219	-
Loss on debt conversion and settlement	472,948	-
Amortization of deferred financing cost	4,858	-
Amortization of debt discount	133,069	-
Loss on change in derivative	272,034	-
Common stock issued services	212,500	-
Changes in other operating assets and liabilities
Accounts payable and accrued liabilities	101,403	35,584
Accounts payable and accrued liabilities – related parties	(16,817)	30,000
Net cash used by operating activities	(278,845)	(1,520)

Financing activities
Deferred financing cost	(13,050)	-
Borrowings on debt	93,300	-
Borrowings on convertible debt	207,280	-
Payment on debt	(12,000)	-
Net cash provided by financing activities	275,530	-

Net change in cash	(3,315)	(1,520)
Cash at beginning of period	23,518	1,573
Cash at end of period	$20,203	$53

Supplemental disclosures of cash flow information
Adjustment to derivative liabilities due to debt conversion	$59,156	$-
Debt discount due to beneficial conversion feature	$92,500	$-
Debt discount due to embedded derivative feature	$263,917	$-
Shares issued for debt conversion and settlement	$856,913	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013

			Additional			Total
	Common Stock		Paid-in	Stock		Stockholders’
	Shares	Par Value	Capital	Payable	Deficit	Equity

Balance at December 31, 2012	59,000,000	$59,000	$2,890,510	$-	$(2,960,446)	$(10,936)

Common stock issued for debt conversion and settlement	5,054,539	5,054	851,858			856,912

Common shares issued for services	2,500,000	2,500	210,000			212,500

Debt discount			92,500			92,500

Adjustment to derivative due to debt conversion			59,156			59,156

Net loss for the six months ended June 30, 2013					(1,547,116)	(1,547,116)

Balance at June 30, 2013	66,554,539	$66,554	$4,104,024	$-	$(4,507,562)	$(336,984)

The accompanying notes are an integral part of these unaudited consolidated statements.

                                                                                                                                                                                                                                                                                                                                                                                                                               F-

Mondial Ventures, Inc
 Notes to the Unaudited Consolidated Financial Statements
For the Quarters ended June 30, 2013 and June 30, 2012

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

Cash Equivalents  The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2013 or December 31, 2012.

Oil and Gas Activities  The Company uses the successful efforts method of accounting for oil and gas producing activities.  Under this method, acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs are expensed.  Development costs, including the costs to drill and equip developmental wells and successful exploratory drilling costs to locate proved reserves are capitalized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process which relies on interpretations of available geologic, geophysics, and engineering data.  If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity  of reserves to justify its completion as a producing well if the required capital expenditure is made, and: ii) drilling of the additional exploratory well is under way or firmly planned for the near future.  If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

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

Asset Retirement Obligations (“ARO”) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At June 30, 2013 and December 31, 2012, the ARO of $5,333 and $5,114 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)

Derivative liabilities (recurring)	$-	$-	$476,795	$(272,034)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)

None	$-	$-	$-	$-

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

Note 3 – Common Stock Transactions

During the six months ended  June 30, 2013, the Company issued  1,947,397 shares of common stock valued at $72,627 to retire a debt of $48,860, resulting in a loss on debt settlement of $23,767.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the grant.  For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded.  Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the six months ended June 30, 2013, the Company issued 2,500,000 shares of common stock valued at $212,500 for services rendered.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the service agreement effective date.

During the six months ended  June 30, 2013, the Company reached an agreement to settle $300,000 of debt with 2,857,142 shares of common stock valued at $714,286, resulting in a loss on debt settlement of $414,286.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the grant.

During the six months ended  June 30, 2013, the Company reached an agreement to settle $35,105 of debt with 250,000 shares of common stock valued at $70,000, resulting in a loss on debt settlement of $34,895.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the grant.

Note 4 – Fixed Assets

The following is a detailed list of fixed assets:

	June 30, 2013	December 31, 2012

Well equipment	56,663	56,663
Accumulated depreciation	(25,050)	(21,002)

Equipment - net	$31,613	$35,661

Depreciation expense was $4,048 and $0 for the six months ended June 30, 2013 and June 30, 2012.

Note 5 – Oil and Gas

Oil and Gas Properties:	June 30, 2013	December 31, 2012

Oil and gas properties – proved reserves	$962,784	$1,042,987
Development costs	80,000	80,000
Accumulated depletion	(234,560)	(150,754)

Oil and gas properties - net	$808,224	$892,233

Depletion expense was $84,009 and $nil for the six months ended June 30, 2013 and June 30, 2012, respectively.

Note 6 – Income Tax Provisions

Deferred income tax assets and liabilities consist of the following at June 30, 2013

Deferred Tax asset	$302,366
Valuation allowance	(302,366)
Net deferred tax assets	-

Note 7 – Related Party Transactions

Through December 31, 2012, the CEO of Mondial Ventures, Inc. provided office space for the Company’s Scottsdale office free of charge. January 1, 2013 the Company entered into a month to month lease for the same office space, with the CEO’s mother, at a rate of $2,000 per month.  The Company was current with its monthly rent payment.  $Nil was due as of June 30, 2013.

The Company has a services agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $5,000. The Company was current with its monthly service fee. $Nil was due as of June 30, 2013.

The Company has a service agreement with Joanne M. Sylvanus, Accountant  a company owned 100% by Joanne M. Sylvanus, to provide her services to the Company at a rate of $3,000 per month. There was a balance due on this contract of $3,000 at June 30, 2013.

Note 8 – Notes Payable

At June 30, 2013 the Company was liable on the following Promissory notes

(See notes below to the accompanying table)

Date of		Date Obligation	Interest	Balance Due
Obligation	Notes	Matures	Rate (%)	6/30/2013 ($)

2/8/2011	1	5/9/2011	24	20,000
8/4/2011	2	8/4/2012	24	175,000
8/1/2012	3	On demand	18*	92,001
12/17/2012	4	9/19/2013	8	26,250
8/31/2012	5	8/31/2013	10	100,000
1/11/2013	6	1/11/2014	12	5,000
1/11/2013	7	1/11/2014	12	35,000
2/30/2013	8	11/13/2013	10	31,500
1/30/2013	9	11/1/2013	8	27,500
3/27/2013	10	On demand		11,300
4/1/2013	5	3/31/2014	10	22,000
5/20/2013	11	3/20/2014	12	46,140
4/18/2013	12	12/18/2013	6	25,000
5/22/2013	13	5/22/2014	12	29,500
5/30/2013	14	2/28/2014	12	100,000
6/19/2013	15	10/19/2013	18*	12,066
5/30/2013	16	2/28/2014	12	50,000
Various	17	On demand	18*	8,755
5/21/2013	18	2/28/2014	12	7,780

Total				824,792
Unamortized discount				260,580

*compounded monthly

Note 1:  As of June 30, 2013 the Company had a promissory note of $20,000 for which no payments were made during the period and there is $11,145 in accrued interest on the note.  The note is at default as of June 30, 2013.

Note 2:   As of June 30, 2013 the Company had promissory notes outstanding in the amount of $175,000 for which no payments were made during the period and there is $90,912 in accrued interest on the note.  The note is at default as of June 30, 2013.

Note 3:   The Company entered into a promissory note agreement in the amount of $450,000 in 2012.  On March 29, 2013, the Company entered into an agreement with the note holder to pay $300,000 of the note with 2,857,152 shares of Common Stock.  On May 20, 2013 and May 30, 2013, note holder entered into debt assignment agreements to assign $30,000 and $120,000 interest to unrelated third parties respectively.  As of June 30, 2013, unpaid compounded interest in the amount of $92,001 was reclassified from accrued interest to note payable due to note holder.

Note 4:    As of June 30, 2013 the Company have made no cash payment for this debt obligation, note holder has enforced a penalty of $13,750 onto the Company, and the Company settled $15,000 in debt for common stock, yielding a balance of $26,250 at the period end.  During the period and there is $1,100 in accrued interest on the note.  A debt discount was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $22,510. This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note as of May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $58,833 was recorded as loss on derivative as of June 30, 2013.

Note 5:    As of June 30, 2013 the Company had a non interest bearing note outstanding in the amount of $100,000 for which no payments were made.  10% of interest expenses were embedded with the outstanding balance.  The 10% interest discount is being amortized over the life of the loan.  Debt discount amortization for the six months period ended June 30, 2013 totaled to $4,959.   On April 1, 2013, the Company entered into a second note in the amount of $20,000 with the same terms.  No payments were made in the period.  The 10% interest discount is being amortized over the life of the note.  Debt discount amortization for the six months period ended June 30, 2013 totaled to $500.

Note 6:   During the six months period ended June 30, 2013 the Company received cash proceeds of $5,000 for this debt obligation which bears interest at the rate of 12%. A debt discount was recorded for $5,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $2,368. This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading price during a 15 day trading period prior to the date of conversion.  This conversion option does not become effective until 180 days after issuance of the note.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $13,699 was recorded as loss on derivative as of June 30, 2013.   No payments were made during the period and there is accrued interest of $279 on the note.

Note 7:   During the six months period ended June 30, 2013 the Company received cash proceeds of $35,000 for this debt obligation which bears interest at the rate of 12%.  No payments were made during the period and there is $1,956 in accrued interest on the note. A debt discount was recorded for $35,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $16,301. This note is convertible into a number of shares by dividing the principal and interest owed by the greater of 30% of the average lowest trading prices over the 15 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $95,769 was recorded as loss on derivative as of June 30, 2013.  Financing costs of $6,050 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $3,025 was amortized as of June 30, 2013.

Note 8:   During the six months period ended June 30, 2013 the Company received cash proceeds of $12,500 for this debt obligation which bears interest at the rate of 6%.  No payments were made during the period and there is accrued interest of $282 on the note.  In addition the Company received cash proceeds of $19,000 for another debt obligation which also bears interest at the rate of 6%.  No payments were made during the period and there is accrued interest of $409 on the note.

Note 9:   During the six months period ended June 30, 2013 the Company received cash proceeds of $27,500 for this debt obligation which bears interest at the rate of 8%.  No payments were made during the quarter and there is accrued interest of $910 on the note.  A debt discount was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $15,474. This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $39,078 was recorded as loss on derivative as of June 30, 2013.  Financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $1,389 was amortized as of June 30, 2013.

Note 10:  During the six months period ended June 30, 2013 the Company received cash advances of $11,300 related to a debt obligation.

Note 11:   On May 20, 2013, one of the note holders assigned debt in the amount of $30,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest.  This note is convertible into a number of shares at a discount of 50% off the lowest intra-day trading prices during the 10 days prior to the conversion date.   While the notes have not yet become due or repaid, there was no Event of Default as of June 30, 2013, or thereafter. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 20, 2013.  A debt discount due to derivative liabilities was recorded for $30,000; total debt discount amortization for the period was $16,037.  The Company settled $13,860 in debt for common stock, yielding a balance of $16,140 at the period end.  There is accrued interest of $311 for the six months ended June 30, 2013 on this note.  On  May 20, 2013, Company received cash proceed in the amount of $30,000 related to a debt obligation with the same unrelated third party.  A second convertible note having the same terms was issued. .  A debt discount due to derivative liabilities was recorded for $30,000; total debt discount amortization for the period was $4,046.  No payments were made during the quarter and there is accrued interest of $404 on this note.

Note 12:   During the quarter ended June 30, 2013  the Company received cash proceeds of $25,000 for this debt obligation which bears interest at the rate of 6%.  No payments were made during the quarter and there is accrued interest of $300 on the note. .  A debt discount was recorded for $25,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $9,324. This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by  50% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $25,461 was recorded as loss on derivative as of June 30, 2013.\

Note 13:  On May 22, 2013, the Company received a cash  advance  of $25,000 against a reserved note of $275,000,  Outstanding principal amount included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. No payments were made in this quarter and there is accrued interest of  $388 on the outstanding balance of the note. This note is convertible into a number of shares equal to the dollar conversion amount divided  by the lesser of $0.10 or 60% of the lowest trading price in the 25 trading days prior to conversion. The conversion option becomes effective immediately after the effective date of the note.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 22, 2013.  A debt discount due to derivative liabilities was recorded for $26,137; total debt discount amortization for the period was $2,857.

Note 14:   On May 30, 2013, one of the note holders assigned debt in the amount of $120,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest.  This note is convertible into a number of shares at a discount of 50% of the lowest intra-day trading price during the five trading days immediately prior to conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 30, 2013.  A debt discount due to derivative liabilities was recorded for $120,000; total debt discount amortization for the period was $31,314.  The Company settled $20,000 in debt for common stock, yielding a balance of $100,000 at the period end.  There is accrued interest of $1,100 on the outstanding balance of the note.

Note 15:   During the six months period ended June 30, 2013 the Company received cash proceeds of $12,000 for this debt obligation which bears interest at the rate of 18% compounded monthly.  No payments were made during the period and there is accrued interest of $66 on the note.  Accrued interest was reclassified to principal owed as of June 30, 2013.

Note 16:   On May 30, 2013, the Company received cash proceeds of $50,000 for this debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by 50% of the average lowest  trading prices over the 5 days prior to the conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 30, 2013.  A debt discount due to derivative liabilities was recorded for $50,000; total debt discount amortization for the period was $5,657.  In relation to the cash advances, financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $278 was amortized as of June 30, 2013.  There is accrued interest of $1,100 as of June 30, 2013 for this note.

Note 17:  During six months period ended June 30, 2013 we had received cash proceeds from an unrelated third party for the aggregate amount of $8,250 , which is payable in principal and interest with rates of 18% compounded monthly. No payments were made in the period.  Accrued interest in the amount of $255 for the period was reclassified to principal owed as of June 30, 2013.

Note 18:  On May 21, 2013, the Company received cash proceeds of $7,780 for this debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by 45% of average of three (3) lowest trading closing bid price during the 20 days prior to conversion.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 21, 2013.  A debt discount due to derivative liabilities was recorded for $7,780; total debt discount amortization for the period was $1,100.  There is accrued interest of $68 as of June 30, 2013 for this note.

Note 9 – Derivative Liabilities

The Company evaluated the conversion feature embedded in the convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Due to the note not meeting the definition of a conventional debt instrument because it contained a diluted issuance provision, the convertible notes were accounted for in accordance with ASC 815. According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional expense at issuance date.

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of June 30, 2013, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $476,795.  During the three and six months ended June 30, 2013, the Company recognized a loss on change in fair value of derivative liability totaling $272,034 and $272,034, respectively.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at June 30, 2013 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 262% to 299% based on the historical volatility for the company.

•	An event of default would occur 5% of the time, increasing 1.00% per quarter to a maximum of 10%.

•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.

•	The monthly trading volume would average $500,036 to $507,813 and would increase at 1% per month.

•	The variable conversion prices ranging from 30% to 60% of bid or close prices over 10 to 25 trading days have effective discount rates of 48.93% to 74.36%

•
The holder would automatically convert at variable conversion prices ranging from 30% to 60% of bid or close prices over 10 to 25 trading days if the registration was effective and the company was not in default.

•	Conversion price reset events are assumed every 3 months.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The embedded derivatives that were analyzed and incorporated into the model included the conversion feature with the full ratchet reset, and the redemption options.

The components of the derivative liability on the Company’s balance sheet at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012

Embedded conversion features - convertible promissory notes	$476,795	$-
	$476,795	$-

The Company had the following changes in the derivative liability:

Balance at December 31, 2012	$-
Issuance of securities with embedded derivatives	525,064
Debt conversion	(59,156)
Derivative (gain) or loss due to mark to market adjustment	10,887
Balance at June 30, 2013	$476,795

Note 10 – Asset Retirement Obligation (ARO)

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO liability is measured by using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

Amounts incurred to settle plugging and abandonment obligations that either less than or greater than amounts accrued are recorded as a gain or loss in current operations.  Revisions to previous estimates, such as the estimated cost to plug a well or the estimated future economic life of the well may  require adjustments to the ARO and are capitalized as part of the costs of proved oil and  natural gas property.

The following table is a reconciliation of the ARO liability for continuing operations for the six months ended June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Asset retirement obligation at the beginning of the period	$5,114	$-
Acquisition of oil and gas leases		8,644
Revisions to previous estimates		(3,860)
Dispositions	-	-
Accretion expense	219	330
Asset retirement obligation at the end of the period	$5,333	$5,114

Note 11 – Concentrations and Risk

Customers

During the three and six months ended June, 2013, revenue generated under the top five customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Note 12 – Contingencies

The Company has certain notes that may become convertible in the future and potentially result in dilution to our common shareholders.

Note 13 – Subsequent Events

In July, 2013, the Company issued 13,350,275 shares of common stock to reduce debt on convertible promissory notes.

In August, 2013, the Company committed to issue 8,000,000 shares of common stock to reduce debt on convertible promissory notes.

In August 2013, the Company issued an 8% promissory note in the amount of $27,500 to accredited investors.

In August 2013, the Company is presently in different stages of due diligence review and discussion, gathering data and information, and any available reports on potential acquisitions for proved producing reserves with revenues located in Texas, Louisiana, and other productive regions and areas in the U.S. The Company is working with sophisticated institutional investor group for a potential unit trust funding arrangement whereby upon approval of a qualified oil and gas project presented to the fund, and meeting its criteria, would advance on a per project basis up to $50,000,000 for 100% acquisition by the Company of such qualified project and available interests, and further terms including but not limited to an amortized interest rate of 12% amortized amount, payable monthly over 60 months, and secured by certain of the acquisition assets. The Company is in various stages of presentation on one or more projects with the goal to complete acquisition of a first project in the third quarter of operations.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the three and six months ended June 30,2013 and June 30,2012.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Total revenue for sales of oil and gas during the three months ended June 30, 2013 was $43,943 compared with $nil in 2012.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the three months ended June 30
	2013	2012

Advertising and promotion	$798	$-
Administration	43,152	4,375
Rent and utilities	6,000	-
Professional Fees	329,304	6,000
Total	$379,254	$10,375

For the three months ended June 30, 2013, total general and administrative expenses increased by $368,879 compared to the same period in 2012.

For the three months ended June 30, 2013 professional fees of $ 329,304 were incurred in regard to management advisory, legal costs and accounting, as compared to $ 6,000 for the three months ended June 30, 2012.

Interest expense for the three months ended June 30, 2013 was $174,743 compared to $12,450 for the same period last year.

Income (loss) per share was ($0.01) per share for the three months ended  June 30, 2013, compared to an income (loss) of ($0.00) per share for the three months ended June 30, 2012.

The Company incurred loss on debt settlement in the amount of $23,767 for the three months ended June 30, 2013, compared to $nil in the same period in 2012.

The Company incurred loss on derivative in the amount of $272,034 for the three months ended June 30, 2013, compared to $nil in the same period in 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Total revenue for sales of oil and gas during the six months ended  June 30, 2013 was $62,705 compared with none in 2012.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the six months ended June 30
	2013	2012
Advertising and promotion	$866	$-
Administration	61,771	34,954
Rent and utilities	12,000	-
Professional Fees	407,466	7,250
Total	$482,103	$42,204

For the six months ended June 30, 2013, total general and administrative expenses increased by $439,899 compared to the same period in 2012.

For the six months ended June 30, 2013 professional fees of $407,466 were incurred in regard to management advisory, legal costs and accounting, as compared to $7,250 for the six months ended June 30, 2012.

Interest expense for the six months ended June 30, 2013 was $231,567 compared with $24,900 for the same period last year.

Income (loss) per share was ($0.03) per share for the six months ended  June 30, 2013,  compared to an income (loss) of ($0.00) per share for the six months ended June 30, 2012.

The Company incurred loss on debt settlement in the amount of $472,948 for the six months ended June 30, 2013, compared to $nil in the same period in 2012.

The Company incurred loss on derivative in the amount of $272,034 for the six months ended June 30, 2013, compared to $nil in the same period in 2012

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at June 30, 2013 was $20,203 compared to $23,518 at December 31, 2012. The Company had working capital deficit of $1,179,680 at June 30, 2013 compared to a working capital deficit of $ 933,716 at December 31, 2012.

Total assets decreased to $868,232 at June 30, 2013 compared to $ 951,412 at June 30, 2012 mainly as a result of the depletion of oil and gas leases.

Shareholders’ equity deficit increased to a deficit of $336,984 at June 30, 2013 from a deficit of $10,936 at December 31, 2012. During the six months ended June 30, 2013, the Company issued 7,554,539 shares to retire debt and pay for services.

For the six months period ended June 30, 2013, the Company has used $278,845 cash in operating activities compared to $1,520 cash used in the same period in 2012.

For the six months period ended June 30, 2013, the Company has generated $275,530 cash in financing activities compared to $nil in the same period in 2012.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

I. Effective on June 24, 2013, the Company issued restricted common stock, par value $0.001 per share, to the following entity in consideration of public relations and communications services.

Name and Address (iii)	Date	Common Stock Amt	Type of Consideration	Fair Market Value of Consideration

Equiti-trend Advisors, LLC/ JT Trading, LLC 1/ 11995 El Camino Real Ste 301 San Diego, CA 92130	6/24/2013	*2,500,000	For services rendered to the Company	$212,500

(i) Issuances are approved, subject to such entity/persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) $212,500 of the financing proceeds in the immediately preceding table was used as listed in the table above primarily in consideration of services rendered.

(1) Equiti-trend Advisors, LLC/JT Trading, LLC, for public relations and communications services. Equiti-trend Advisors, LLC/JT Trading, LLC is a shareholder and an advisor of the Company and is not acting as a director or officer.

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

From time to time Management will examine oil and gas operations in other geographical areas for potential acquisition and joint venture development.

ITEM 6. –  EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Date:  August 19, 2013

Mondial Ventures, Inc.

/s/ Dennis Alexander
Dennis Alexander
Chief Executive Officer and
Chairman of the Board of Directors