Form 10-Q
period 2013-09-30
MONDIAL VENTURES, INC.
filed 2013-11-05
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 29, 2013, the registrant had 269,616,817 shares of its $0.001 par value common stock issued and outstanding. There are no shares of preferred stock issued and outstanding, $0.001 par value for each of the Series of Preferred.

MONDIAL VENTURES, INC.
(A Development Stage Company)
10-Q
September 30, 2013

MONDIAL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$5,219	$23,518
Total current assets	5,219	23,518

Other Assets
Fixed assets - net	27,387	35,661
Oil and natural gas properties – proved reserves - net	766,070	892,233
Deferred financing costs	9,969	-
Total other assets	803,426	927,894

Total assets	$808,645	$951,412

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$180,789	$171,364
Notes and loans payable	118,030	763,342
Notes and loan payable – in default	295,000	-
Convertible loans payable net of discount of $214,252 and $26,074 respectively	132,020	1,426
Advances and loans payable – related parties	2,908	21,102
Derivative liabilities	431,463	-
Total current liabilities	1,160,210	957,234

Long Term liabilities:
Asset retirement obligation	5,435	5,114
Total long term liabilities	5,435	5,114

Total liabilities	1,165,645	962,348

Stockholders' equity (deficit)
Preferred stock, $0.001, par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 490,000,000 shares authorized, 262,850,150 and 59,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	262,850	59,000
Stock Payable	4,000	-
Additional paid–in capital	4,526,964	2,890,510
Deficit	(5,150,814)	(2,960,446)
Total stockholders' equity (deficit)	(357,000)	(10,936)

Total liabilities and stockholders’ equity (deficit)	$808,645	$951,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDIAL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012
(UNAUDITED)

	For the nine months ended			For the three months ended
	September 30,			September 30,
	2013		2012	2013	2012

Revenues:
Gross revenues from oil and gas sales	$103,544		$51,998	$41,654	$51,998
Well operation costs	(224,169)		(37,262)	(73,815)	(37,262
Gross margin	(120,625)		(14,736)	(32,161)	(14,736)

General and administrative expenses:
General administration	637,465		475,324	155,362	410,670
Total general and administrative expenses	637,465		475,324	155,362	410,670
Net loss from operations	(758,090)		(460,588)	(187,523)	(395,934)
Other revenues and expenses:
Interest expense	(528,982)		(24,900)	(297,415)	(24,900)
Gain (loss) on settlement of debt	(546,386)		-	(73,438)	-
Gain (loss) on derivatives	(356,910)		-	(84,876)	-
Net loss before provision for income taxes	(2,190,368)		(485,488)	(643,252)	(420,834)
Provision for income taxes	-		-	-	-

Net loss	$(2,190,368)	$	(485,488)	$(643,252)	$(420,834)

Basic and diluted loss per common share	(0.03)		(0.01)	(0.01)	(0.00)
Weighted average of common shares outstanding	83,759,984		105,586,081	128,436,920	116,576,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012
(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2013	2012
Operating activities
Net loss	$(2,190,368)	$(485,488)
Adjustments to reconcile net loss to net loss items no requiring the use of cash
Depletion	126,163	122,352
Depreciation	8,274	1,979
Accretion of asset retirement obligation	321	-
Loss on debt conversion and settlement	546,387	-
Amortization of deferred financing cost	9,581	-
Amortization of debt discount	370,521	-
Change in fair value of derivative liabilities	356,910	-
Common stock issued services	216,500	300,000
Imputed interest	2,223	-

Changes in other operating assets and liabilities
Account receivable		(14,736)
Loan receivable		(33,626)
Accounts payable and accrued liabilities	151,371	74,089
Accounts payable and accrued liabilities – related parties	(16,962)
Net cash used by operating activities	(419,079)	(35,430)

Investing activities
Acquisition , net of cash acquired	-	(66,000)
Net cash used in investing activities	-	(66,000)

Financing activities:
Deferred financing cost	(19,550)	-
Borrowings on debt	98,550	100,000
Borrowings on convertible debt	333,780	-
Payment on debt	(12,000)	-
Net cash provided by financing activities	400,780	100,000

Net change in cash	(18,299)	(1,430)
Cash at beginning of period	23,518	1,573
Cash at end of period	$5,219	$143

Supplemental disclosures of cash flow information
Adjustment to derivative liabilities due to debt conversion	$377,988	$-
Debt discount due to beneficial conversion feature	$92,500	$-
Debt discount due to embedded derivative feature	$452,541	$-
Shares issued for debt conversion and settlement	$608,706	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDIAL VENTURES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Stock		Stockholders’
	Shares	Par Value	Capital	Payable	Deficit	Equity

Balance at December 31, 2012	59,000,000	$59,000	$2,890,510	$-	$(2,960,446)	$(10,936)

Common stock issued for debt conversion and settlement	201,350,150	201,350	953,743	-	-	1,155,093

Common shares issued for services	2,500,000	2,500	210,000	4,000	-	216,500

Debt discount	-	-	92,500	-	-	92,500

Adjustment to derivative due to debt conversion	-	-	377,988	-	-	377,988

Imputed interest	-	-	2,223	-	-	2,223

Net loss for the nine months ended September 30, 2013	-	-	-	-	(2,190,368)	(2,190,368)

Balance at September 30, 2013	262,850,150	$262,850	$4,526,964	$4,000	$(5,150,814)	$(357,000)

The accompanying notes are an integral part of these unaudited consolidated statements.

                                                                                                                                                                                                                                                                                                                                                                                                                          F-

Mondial Ventures, Inc
 Notes to the Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2013 and September30, 2012

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

Effective August 21, 2013, the Company increased its authorized common shares to 490,000,000 with a par value of $0.001, and with its current 10,000,000 authorized shares of blank check preferred stock, par value $0.001 per share.

Effective October 2, 2013, the Company increased its authorized common shares to 1,490,000,000 with a par value of $0.001, and with its current 10,000,000 authorized shares of blank check preferred stock, par value $0.001 per share.

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

Cash Equivalents  The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2013 or December 31, 2012.

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

Asset Retirement Obligations (“ARO”) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At September 30, 2013 and December 31, 2012, the ARO of $5,435 and $5,114 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gain (Loss)

Derivative liabilities (recurring)	$-	$-	$431,463	$(431,643)

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

Recent accounting pronouncements –

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

Note 3 – Common Stock Transaction

During the nine months ended  September 30, 2013, the Company issued 198,243,008 shares of common stock valued at $370,807 to retire debt of $273,601, resulting in loss on debt settlement of $97,206.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the debt settled.  For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded.  Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the nine months ended September 30, 2013, the Company issued 2,500,000 shares of common stock valued at $216,500 for services rendered.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of grant.

During the nine months ended September 30, 2013, the Company reached an agreement to settle $300,000 of debt with 2,857,142 shares of common stock valued at $714,286, resulting in a loss on debt settlement of $414,286.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the grant.

During the nine months ended September 30, 2013, the Company reached an agreement to settle $35,105 of debt with 250,000 shares of common stock valued at $70,000, resulting in a loss on debt settlement of $34,895.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the grant.

During the nine months ended September 30, 2013, the Company granted 200,000 shares of common stock valued at $4,000 for services.  All shares granted were valued based upon the closing price of the Company’s common stock at the date of the grant.  The shares were not yet issued as of September 30, 2013.  Company recorded the shares granted as stock payable as of September 30, 2013.

Note 4 – Fixed Assets

The following is a detailed list of fixed assets:

	September 30, 2013	December 31, 2012

Well equipment	$56,663	$56,663
Accumulated depreciation	(29,276)	(21,002)

Equipment - net	$27,387	$35,661

Depreciation expense was $8,274 and $ 1,979 for the nine months ended September 30, 2013 and September 30, 2012.

Note 5 – Oil and Gas

Oil and Gas Properties:	September 30, 2013	December 31, 2012

Oil and gas properties – proved reserves	$962,784	$1,042,987
Development costs	80,000	80,000
Accumulated depletion	(276,714)	(150,754)

Oil and gas properties - net	$766,070	$892,233

Depletion expense was $126,163 and $122,352 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Note 6 – Income Tax Provisions

Deferred income tax assets and liabilities consist of the following at September 30, 2013:

Deferred Tax asset	$386,808
Valuation allowance	(386,808)
Net deferred tax assets	-

Note 7 – Related Party Transactions

Through December 31, 2012, the CEO of Mondial Ventures, Inc. provided office space for the Company’s Scottsdale office free of charge. January 1, 2013 the Company entered into a month to month lease for the same office space, with the CEO’s mother, at a rate of $2,000 per month.  The Company was current with its monthly rent payment.  $3,755 was due as of September 30, 2013.

The Company has a services agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $5,000. The Company was current with its monthly service fee. There was no balance due as of September 30, 2013.

The Company has a service agreement with Joanne M. Sylvanus, Accountant  a company owned 100% by Joanne M. Sylvanus, to provide her services to the Company at a rate of $3,000 per month. There was no balance due on this contract at September 30, 2013.

Note 8 – Notes Payable

At September 30, 2013 the Company was liable on the following Promissory notes

(See notes below to the accompanying table)

Date of		Date Obligation	Interest	Balance Due
Obligation	Notes	Matures	Rate (%)	9/30/2013 ($)

2/8/2011	1	5/9/2011	24	20,000
8/4/2011	2	8/4/2012	24	175,000
8/1/2012	3	On demand	18*	60,917
12/17/2012	4	9/19/2013	8	-
8/31/2012	5	8/31/2013	10	100,000
1/11/2013	6	1/11/2014	12	-
1/11/2013	7	1/11/2014	12	19,475
2/30/2013	8	11/13/2013	6	-
1/30/2013	9	11/1/2013	8	-
3/27/2013	10	On demand		11,300
4/1/2013	5	3/31/2014	10	22,000
5/20/2013	11	3/20/2014	12	30,000
4/18/2013	12	12/18/2013	6	25,000
5/22/2013	13	11/22/2013	12	59,000
5/30/2013	14	2/28/2014	12	26,000
6/19/2013	15	10/19/2013	18*	13,429
5/30/2013	16	2/28/2014	12	50,000
Various	17	On demand	18*	9,153
5/21/2013	18	2/28/2014	12	7,780
8/1/2013	19	5/5/2014	8	27,500
8/14/2013	20	5/14/2014	8	22,000
8/23/2013	21	2/23/2014		25,000
8/26/2013	11	83/16/2014	12	29,517
8/30/2013	11	8/30/2014	12	25,000
Total				758,071
Unamortized discount				214,252

*compounded monthly

Note 1:  As of September 30, 2013 the Company had a promissory note of $20,000 for which no payments were made during the period and there is $12,345 in accrued interest on the note.  The note is at default as of September 30, 2013.

Note 2:   As of September 30, 2013 the Company had promissory notes outstanding in the amount of $175,000 for which no payments were made during the period and there is $111,912 in accrued interest on the note.  The note is at default as of September 30, 2013.

Note 3:   The Company entered into a promissory note agreement in the amount of $450,000 in 2012.  On March 29, 2013, the Company entered into an agreement with the note holder to pay $300,000 of the note with 2,857,152 shares of Common Stock.  On May 20, 2013, May 30, 2013, and August 29, 2013 note holder entered into debt assignment agreements to assign $30,000, $120,000, and $42,000 interest to unrelated third parties respectively.  As of September 30, 2013, unpaid compounded interest in the amount of $60,917 was reclassified from accrued interest to note payable due to note holder.

Note 4:   As of December 31, 2013, the Company received cash proceed of $27,500 for this convertible debt obligation.  This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  During the nine months period ended September 30, 2013, note holder has enforced a penalty of $13,750 onto the Company, and the Company settled entire debt and unpaid accrued interest by issuing common stock yielding a balance of $nil as of September 30, 2013. A debt discount was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the convertible promissory note.  Entire debt discount was fully amortized at conversion of the debt.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note as of May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $58,833 was recorded as loss on derivative as of September 30, 2013.

Note 5:    As of September 30, 2013 the Company had a non interest bearing note outstanding in the amount of $100,000 for which no payments were made.  10% of interest expenses were embedded with the outstanding balance.  The 10% interest discount is being amortized over the life of the loan.  Debt discount amortization for the nine months period ended September 30, 2013 totaled to $6,658 for this note   On April 1, 2013, the Company entered into a second note in the amount of $20,000 with the same terms.  No payments were made in the period.  The 10% interest discount is being amortized over the life of the note.  Debt discount amortization for the nine months period ended September 30, 2013 totaled to $1,005 for this note.

Note 6:   During the nine months period ended September 30, 2013 the Company received cash proceeds of $5,000 for this convertible debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading price during a 15 day trading period prior to the date of conversion. During the 3rd quarter, the Company settled entire debt by issuing common stock yielding a balance of $nil as of September 30, 2013.  A debt discount was recorded for $5,000 based on the fact that there was a beneficial conversion feature in the convertible promissory note.  Entire debt discount was fully amortized at conversion of the debt.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $13,699 was recorded as loss on derivative as of September 30, 2013.

Note 7:   During the nine months period ended September 30, 2013 the Company received cash proceeds of $35,000 for this debt obligation which bears interest at the rate of 12%.  The Company settled $15,525 in debt for common stock, yielding a balance of $19,475 at the end of the period, and there is $2,346 in accrued interest on the note. A debt discount was recorded for $35,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $29,504. This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading prices over the 15 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $95,769 was recorded as loss on derivative as of September 30, 2013.  Financing costs of $6,050 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $4,538 was amortized as of September 30, 2013.

Note 8:  During the nine months period ended September 30, 2013 the Company received cash proceeds from promissory notes in the amount of $12,500 and $19,000, each bears interest at the rate of 6% respectively, from a note holder.  On August 14, 2013, the Company signed a debt exchange agreement to amend one of the original notes in the amount of $19,000 to a convertible promissory note.  This convertible promissory note allows note holder to convert outstanding balance to common stock at 25% of the Company’s common stock’s closing price on conversion date.  In addition, on August 14, 2013, note holder entered into debt assignment agreements to assign $12,500 interest of the other original note to unrelated third party.  The Company then, on the same day, signed a convertible promissory note agreement with the assignee for the interest being assigned.  This convertible note bears 8% annual interest, and it is convertible into common at $0.00125 per share.  During the 3rd quarter, the Company settled both convertible notes by issuing common stock, yielding a balance of $nil.  The Company evaluated the derivative liabilities related to the two convertible notes. Debt discount of $19,000 and $12,500, and loss on derivative of $20 and $13 was recorded respectively due to embedded derivative feature of the convertible promissory note.  Entire debt discount of the notes were fully amortized at conversion as of September 30, 2013.

Note 9:   During the nine months period ended September 30, 2013 the Company received cash proceeds of $27,500 for this debt obligation which bears interest at the rate of 8%.  This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  During the nine months period ended September 30, 2013, note holder has enforced a penalty of $13,750 onto the Company, and the Company settled entire debt and unpaid accrued interest by issuing common stock yielding a balance of $nil as of September 30, 2013.  A debt discount was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the promissory note.  Entire debt discount was fully amortized at conversion as of September 30, 2013.   On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $39,078 was recorded as loss on derivative as of September 30, 2013.  Financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $2,222 was amortized as of September 30, 2013.

Note 10:  During the nine months period ended September 30, 2013 the Company received cash advances of $11,300 related to a debt obligation.  The note bears no interest; therefore, Company imputed interest at 12% and recorded imputed interest in the amount of $1,800 for the nine month period ended September 30, 2013 as additional paid in capital.  No payments were made during the period.

Note 11:   On May 20, 2013, one of the note holders assigned debt in the amount of $30,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest.  On the same date, the Company issued a convertible note to this unrelated third party for cash proceed of $30,000 received.  Both notes are convertible into a number of shares at a discount of 50% off the lowest intra-day trading prices during the 10 days prior to the conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 20, 2013.  Debt discount of $30,000 for each convertible note was recorded due to embedded derivative feature, and a loss on derivative valuation of $4,541 for each convertible note was also recorded as of September 30, 203.  During the 3rd quarter, the Company settled one of the $30,000 convertible notes and its related accrued interest by issuing common stock, yielding a balance of $30,000 at the period end.  Total debt discount amortization for both notes for the period was $43,125.  There is accrued interest of $1,312 for the nine months ended September 30, 2013 on remaining balance.  On August 26, 2013, one of the note holders assigned debt in the amount of $42,000 to this same unrelated third party, and Company issued a convertible promissory note for the debt assigned with 12% annual interests.  This convertible note has the same conversion terms as those previously issued to this unrelated third party.  A debt discount of $42,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $11,035 was recorded as of September 30, 2013.  During the 3rd quarter, the Company settled $12,483 of this note by issuing common stock, yielding balance of $29,517.  Total debt discount amortization on this note for the period was $17,597.  There is accrued interest of $411 on this note for the nine month period ended September 30, 2013.  On August 30, 2013, the Company received cash proceeds in the amount of $25,000 related to a convertible debt obligation with the same unrelated third party.  This convertible note has the same conversion terms as those previously issued to this unrelated third party.  A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,026 was recorded as of September 30, 2013.  Total debt discount amortization for the period was $2,123.  No payments were made during the quarter and there is accrued interest of $250 on this note.

Note 12:   During the quarter ended September 30, 2013, the Company received cash proceeds of $25,000 for this debt obligation which bears interest at the rate of 6%.  No payments were made during the quarter and there is accrued interest of $678 on the note.  A debt discount was recorded for $25,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $18,750. This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by  50% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $25,461 was recorded as loss on derivative as of September 30, 2013.

Note 13:  On May 22, 2013, the Company received cash advances of $25,000 against a reserved note of $275,000.  Outstanding principal amount included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. The note bears annual interest of 12%.  No payments were made in this quarter and there is accrued interest of $1,280 on the outstanding balance of the note. This note is convertible into a number of shares equal to the dollar conversion amount divided by the lesser of $0.10 or 60% of the lowest trading price in the 25 trading days prior to conversion. The conversion option becomes effective immediately after the effective date of the note.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 22, 2013.  A debt discount of $26,137 was recorded due to embedded derivative feature in the convertible promissory note.  For the nine month period ended September 30, 2013, the Company recorded debt discount amortization of $11,525 and amortization of financing cost of $668 for this note.  In addition, on August 21, 2013, the Company received another convertible note in the amount of $25,000 against the reserved note of $275,000 from the same unrelated third party.  Outstanding principal of this note included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000.  This note has the same conversion and interest term as that previously issued to the same party.  No payments were made during the period and there is accrued interest of $388 on the note.  A debt discount of $29,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,369 was recorded as of September 30, 2013.  For the nine month period ended September 30, 2013, the Company recorded debt discount amortization of $3,507 and amortization of financing cost of $219 for this note.

Note 14:   On May 30, 2013, one of the note holders assigned debt in the amount of $120,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest.  This note is convertible into a number of shares at a discount of 50% of the lowest intra-day trading price during the five trading days immediately prior to conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 30, 2013.  A debt discount of $120,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $10,385 was recorded as of September 30, 2013. The Company settled $94,000 in debt by issuing common stock, yielding a balance of $26,000 at the period end.  Total debt discount amortization for the period was $105,672.  There is accrued interest of $2,952 on the outstanding balance of the note.

Note 15:   During the nine months period ended September 30, 2013 the Company received cash proceeds of $12,000 for this debt obligation which bears interest at the rate of 18% compounded monthly. No payments were made during the period and there is accrued interest of $1,429 on the note.  Accrued interest was reclassified to principal owed as of September 30, 2013.

Note 16:   On May 30, 2013, the Company received cash proceeds of $50,000 for this debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by 50% of the average lowest  trading prices over the 5 days prior to the conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 30, 2013.  A debt discount of $50,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,652 was recorded as of September 30, 2013.  Total debt discount amortization for the period was $22,445.  In relation to the cash advances, financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $1,111 was amortized as of September 30, 2013.  There is accrued interest of $2,022 as of September 30, 2013 for this note.

Note 17:  During nine months period ended September 30, 2013 we had received cash proceeds from an unrelated third party for the aggregate amount of $8,500 , which is payable in principal and interest with rates of 18% compounded monthly. No payments were made in the period.  Accrued interest in the amount of $653 for the period was reclassified to principal owed as of September 30, 2013.

Note 18:  On May 21, 2013, the Company received cash proceeds of $7,780 for this debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by 45% of average of three (3) lowest trading closing bid price during the 20 days prior to conversion.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 21, 2013.  A debt discount of $7,780 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $3,188 was recorded as of September 30, 2013.  Total debt discount amortization for the period was $3,629.  There is accrued interest of $225 as of September 30, 2013 for this note.

Note 19:   On August 1, 2013, the Company received cash proceeds of $27,500 for this debt obligation which bears interest at the rate of 8%.  No payments were made during the period and there is $367 in accrued interest on the note. A debt discount of $13,624 was recorded due to embedded derivative feature in the convertible promissory note.  Total debt discount amortization for the period was $5,957. This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note.  Financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $556 was amortized as of September 30, 2013.

Note 20:   On August 14, 2013, the Company received cash proceeds of $22,000 for this convertible debt obligation which bears interest at the rate of 8%.  No payments were made during the period and there is $206 in accrued interest on the note. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 days prior to the conversion date.  A debt discount of $22,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $1,407 was recorded as of September 30, 2013.  Total debt discount amortization for the period was $3,788.  Financing costs of $2,000 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $333 was amortized as of September 30, 2013.

Note 21:   On August 23, 2013, the Company received cash proceeds of $25,000 for this convertible debt obligation that has a cash redemption premium of 125%.  No payments were made during the period.  This note is convertible into a number of shares by dividing the principal by 50% of the average of the three lowest trades over the 10 days prior to the conversion date.  This convertible note bears no interest; therefore, the Company imputed interest at 12%, and recorded imputed interest of $312 for the nine months period ended September 30, 2013 as additional paid in capital.  A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $7,178 was recorded as of September 30, 2013.  Total debt discount amortization for the period was $5,163.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of September 30, 2013, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $431,463.  During the three and nine months ended September 30, 2013, the Company recognized a loss on change in fair value of derivative liability totaling $356,910 and $ 84,876, respectively.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at September 30, 2013 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 274% to 348% based on the historical volatility for the company.

•	An event of default would occur 5% of the time, increasing 1.00% per quarter to a maximum of 10%.

•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.

•	The monthly trading volume would average $436,923 to $505,545 and would increase at 1% per month.

•	The variable conversion prices ranging from 25% to 60% of bid or close prices over 10 to 25 trading days have effective discount rates of 50.00% to 75.00%

•
The holder would automatically convert at variable conversion prices ranging from 25% to 60% of bid or close prices over 10 to 25 trading days if the registration was effective and the company was not in default.

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

The components of the derivative liability on the Company’s balance sheet at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012

Embedded conversion features - convertible promissory notes	$431,463	$-
	$431,463	$-

The Company had the following changes in the derivative liability:

Balance at December 31, 2012	-
Issuance of securities with embedded derivatives	$747,736
Debt conversion	(377,988)
Derivative (gain) or loss due to mark to market adjustment	61,715
Balance at September 30, 2013	$431,463

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

The following table is a reconciliation of the ARO liability for continuing operations for the nine months ended September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Asset retirement obligation at the beginning of the period	$5,114	$-
Acquisition of oil and gas leases	-	8,644
Revisions to previous estimates	-	(3,860)
Dispositions	-	-
Accretion expense	321	330
Asset retirement obligation at the end of the period	$5,435	$5,114

Note 11 – Concentrations and Risk

Customers

During the three and nine months ended September, 2013, revenue generated under the top five customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company.  Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

Note 12 – Contingencies

The Company has certain notes that may become convertible in the future and potentially result in dilution to our common shareholders.

Note 13 – Subsequent Events

In October 2013, the Company is presently in different stages of due diligence review and discussion, gathering data and information, and any available reports on potential acquisitions for proved producing reserves with revenues located in Texas, Louisiana, and other productive regions and areas in the U.S. The Company is working with sophisticated institutional investor group for a potential unit trust funding arrangement whereby upon approval of a qualified oil and gas project presented to the fund, and meeting its criteria, would advance on a per project basis up to a newly revised Agreement regarding available financing in the amount of $100,000,000 for 100% acquisition by the Company of such qualified project and available interests, and further terms including but not limited to an amortized interest rate of 12% amortized amount, payable monthly over 60 months, and secured by certain of the acquisition assets.

In October 2013, the Company increased its authorized common shares to 1,490,000,000 with a par value of $0.001, and with its current 10,000,000 authorized shares of blank check preferred stock, par value $0.001 per share.

In October 2013, the Company issued 67,666,667 shares of common stock to reduce debt on convertible promissory notes.

In October 2013, the Company issued an 8% promissory note in the amount of $32,000 to accredited investors.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the three and nine months ended September 30, 2013 and September 30, 2012.

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Total revenue for sales of oil and gas during the three months ended September 30, 2013 was $41,654 compared with $51,998 in 2012.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the three months ended September 30
	2013	2012

Advertising and promotion	$-	$274
Administration	18,923	6,412
Rent and utilities	6,000	124,331
Professional Fees	130,439	279,653
Total	$155,362	$410,670

For the three months ended September 30, 2013, total general and administrative expenses increased by $12,511 compared to the same period in 2012.

For the three months ended September 30, 2013 professional fees of $ 130,439 were incurred in regard to management advisory, legal costs and accounting, as compared to $ 279,653 for the three months ended September 30, 2012.

Interest expense for the three months ended September 30, 2013 was $297,415 compared to $24,900 for the same period last year.

Income (loss) per share was ($0.10) per share for the three months ended  September 30, 2013, compared to an income (loss) of ($0.00) per share for the three months ended September 30, 2012.

The Company incurred loss on debt settlement in the amount of $73,438 for the three months ended September 30, 2013, compared to $nil in the same period in 2012.

The Company incurred loss on derivative in the amount of $84,876 for the three months ended September 30, 2013, compared to $nil in the same period in 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Total revenue for sales of oil and gas during the nine months ended September 30, 2013 was $103,544 compared with $51,998 in 2012.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the nine months ended September 30
	2013	2012
Advertising and promotion	$866	$274
Administration	46,108	41,366
Rent and utilities	18,000	124,331
Professional Fees	572,491	309,353
Total	$637,465	$475.324

For the nine months ended September 30, 2013, total general and administrative expenses increased by $4,742 compared to the same period in 2012.

For the nine months ended September 30, 2013 professional fees of $572,491 were incurred in regard to management advisory, legal costs and accounting, as compared to $309,353 for the nine months ended September 30, 2012.

Interest expense for the nine months ended September 30, 2013 was $528,982 compared with $24,900 for the same period last year.

Income (loss) per share was ($0.03) per share for the nine months ended  September 30, 2013, compared to an income (loss) of ($0.01) per share for the nine months ended September 30, 2012.

The Company incurred loss on debt settlement in the amount of $546,386 for the nine months ended September 30, 2013, compared to $nil in the same period in 2012.

The Company incurred loss on derivative in the amount of $356,910 for the nine months ended September 30, 2013, compared to $nil in the same period in 2012

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at September 30, 2013 was $5,219 compared to $23,518 at December 31, 2012. The Company had working capital deficit of $1,154,991 at September 30, 2013 compared to a working capital deficit of $ 933,716 at December 31, 2012.

Total assets decreased to $808,645 at September 30, 2013 compared to $ 951,412 at September 30, 2012 mainly as a result of the depletion of oil and gas leases.

Shareholders’ equity (deficit) increased to a deficit of $357,000 at September 30, 2013 from a deficit of $10,936 at December 31, 2012. During the nine months ended September 30, 2013, the Company issued 203,850,150 shares to retire debt and pay for services.

For the nine months period ended September 30, 2013, the Company has used $419,079 cash in operating activities compared to $35,430 cash used in the same period in 2012.

For the nine months period ended September 30, 2013, the Company has generated $400,780 cash in financing activities compared to $100,000 in the same period in 2012.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

Effective on July 1, 2013, the Company issued restricted common stock, par value $0.001 per share, to the following person in consideration of an advisory agreement.

Name and Address	Date	Common Stock Amt		Type of Consideration	Fair Market Value of Consideration

Steven Jaloza 36 Pond Road Woodbury, NY 11797	7/1/2013	200,000	(i)	For advisory services rendered to the Company	$4,000	(ii)

(i) Issuances are approved, subject to such entity/persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi-jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) $4,000 of the fair value consideration in the immediately preceding table was used as listed in the table above primarily in consideration of advisory services rendered.

(1) Steven Jaloza for advisory services. Mr. Jaloza is a shareholder and an advisor of the Company and is not acting as a director or officer.

(2) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

Effective on June 24, 2013, the Company issued restricted common stock, par value $0.001 per share, to the following entity in consideration of public relations and communications services.

Name and Address	Date	Common Stock Amt		Type of Consideration	Fair Market Value of Consideration

Equiti-trend Advisors, LLC/ JT Trading, LLC 1/ 11995 El Camino Real Ste 301 San Diego, CA 92130	6/24/2013	2,500,000	(i)	For services rendered to the Company	$212,500	(ii)

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

(2) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard

1933 Act restrictive legend restricting resale.

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

Date:  November 5, 2013

Mondial Ventures, Inc.

/s/ Dennis Alexander
Dennis Alexander
Chief Executive Officer and
Chairman of the Board of Directors