Form 10-K
period 2013-12-31
MONDIAL VENTURES, INC.
filed 2014-04-15
CIK 1284452

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the National Quotation Bureau) was approximately $1,656,128.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 9, 2014, the registrant had 13,201,872 shares of its $0.001 par value common stock issued and outstanding. There are 100,000 shares of Series C preferred stock issued and outstanding, $0.001 par value for each of the Series of Preferred.

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

Effective on January 31, 2014, the Company effected a one (1) for fifteen hundred (1,500) reverse stock split whereby, as of the record date, for every fifteen hundred shares of common stock then owned, each shareholder received one share of common stock.  All share amounts throughout this report have been retroactively adjusted for all periods to reflect this stock-split.

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

RECENT DEVELOPMENTS

On March 26, 2014 the Company entered into a Modification and Extension to “Amended Participation Agreement” dated January 21, 2014. The Modification and Extension updates and extends Exhibit “B” of an Asset Purchase Agreement made and entered into as of January 21, 2014, the Effective Date (“Effective Date”), by and among Shale Corp., a corporation organized under the laws of the Province of Ontario in Canada with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2V1(the “Company”), and the Investor acting as the Company, along with approvals from Success Oil Co., Inc., its Operator and Partner, EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc., Partner, and TWL Investments, LLC, investing participants, to amend, modify and extend Section II. Paragraph one thereto, giving extra time to the Participation Agreement allowing for six (6) months (through June 30, 2014 unless mutually extended by all parties thereto) for participants to deliver to Operator Participant’s share of the Turnkey Cost to Casing Point for drilling of the first Prospect Well, and the first project for development on a successful completion of financing. For further information please see Exhibit 10.1 to a Current Report on Form 8-K, filed on April 3, 2014, along with additional information contained in our Form 8-K and Exhibits 10.1, 10.2 and 10.3 filed on February 7, 2014.

On March 26, 2014 the Company entered into a Second Amendment to Modification, Amendment, and Further Extension of the Agreement to Extend Option dated effective on December 31, 2013 between EGPI Firecreek, Inc. on behalf of itself and all of its wholly  owned subsidiaries including, but not limited to, Energy Producers, Inc. (“EPI”), and the Company, which is amended to be by and through 2301840 Ontario Inc., a wholly owned subsidiary of Boomerang Oil, Inc. (formerly 0922337 BC LTD) (“Boomerang”), now a Majority owned subsidiary of the Company. The parties thereto, as amended, having earlier entered into an Agreement to Extend Option with Success Oil Co., Inc., (“Success”) along with all the parties to wit, agreed summarily to i) further extend the Option Agreement through June 30, 2014 unless further modified or extended by the parties in writing, and ii) in summary, to allow certain past due capital expenditure costs in the total aggregate amount of $200,000 historically held by Success to begin to be paid out of available cash flow on a monthly basis from the Joint Interest Billings, and from only the current producing economic wells and interests, pro rata, not to include future wells, and to begin after April 6, 2014 for the January 2014 forward billings, until paid, unless otherwise negotiated to the satisfaction of Success. For further information please see Exhibit 10.1 to a Current Report on Form 8-K, filed on April 3, 2014, along with additional information contained in our Form 8-K and Exhibits 10.1, 10.2 and 10.3 filed on February 7, 2014.

On February 7, 2014 the Company reported that it entered into an Asset Purchase Agreement on January 21, 2014, by and among Shale Corp. a private corporation organized under the laws of the Ontario with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2Vl ("SCorp" or “Purchaser”). This is for the purpose of establishing majority owned subsidiary operations to be consolidated with the Company to support its current and future oil and gas development plans for certain of its properties and interests existing before the transaction (for additional information please see our Form 8-K filed on February 7, 2014, incorporated herein by reference). As part of the closing processes for the transaction, then on March 31, 2014, SCorp closed a “three cornered amalgamation” pursuant to an acquisition and amalgamation agreement (“Amalgamation Agreement”) dated March 25, 2014 among Boomerang Oil Inc. (formerly 0922327 B.C. Ltd.) (“Boomerang”), SCorp, and 2301840 Ontario Inc. (“Newco”), a wholly-owned subsidiary of Boomerang incorporated solely for the purpose of completing the Amalgamation. Pursuant to the Amalgamation Agreement, SCorp amalgamated with Newco to form a combined entity (“Amalco”) and Boomerang issued 70,000,000 common shares in the capital of Boomerang to the holders of common shares in the capital of SCorp on the basis of one share of Boomerang for one share of SCorp held by the SCorp shareholders. Upon closing of the Amalgamation, the Registrant owns 66% of Boomerang. Boomerang has received conditional approval for listing its common shares on the Canadian Securities Exchange (the “CSE”) and is in final process of listing and trading on the CSE. For further information also please see our Current Report on Form 8-K filed on March 31, 2014.

On March 21, 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs. Mondial Ventures, Inc., Case No. 2014 CA 011677 NC (the “Action”). IBC commenced the Action against us to recover an aggregate of $206,000 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain transfer agent fees, oil and gas development costs, oil and gas reserve and engineering report costs, and legal fees and services, and consulting fees. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on March 21, 2014. For further information please see a Current Report on Form 8-K filed on March 31, 2014, incorporated herein by reference.

On January 30, 2014 the Company reported in its Current Report on Form 8-K that the Financial Institution Regulatory Authority (“FINRA”) approved our Reverse Stock Split to become effective on Friday, January 31, 2014 (the “Effective Date”). On the Effective Date every fifteen hundred shares of the Company's common stock issued and outstanding was automatically combined into one issued and outstanding share of common stock. The financial statements in this report reflect and restate the outstanding shares as if the reverse stock split on a 1:1,500 basis were effective at the period ended December 31, 2013. The new CUSIP number for this corporate action is 60921T205.

On January 14, 2014, the Board of Directors, pursuant to its authority to create and establish provisions for new classes of preferred stock, approved the Certificate of Designations establishing a new Series C Preferred Stock and the rights, preferences and privileges thereof.  The Certificate of Designations was filed with the Secretary of State of the State of Nevada on July 13, 2014 and effective as of January 14, 2014.  Some of the material terms for the new shares of Series C Preferred Stock include i) the number of shares constituting Series C preferred stock shall be two million (2,000,000) shares out of the total ten million preferred shares authorized by the Corporation, ii) the Series C preferred shall have a par value of $0.001 per share and shall be designated as "Series C Preferred Stock”, iii) each share of Series C preferred stock shall have 31,500 votes on the election of our Directors and for all other purposes, iv) each share of Series C preferred stock shall be strictly limited and not to be available for transfer or re sale unless authorized by a majority of a quorum of the Board of Directors in accordance with the Company’s Bylaws. For the full summary of the rights, powers and preferences of the Series C preferred shares please see information set forth in the Certificate of Designations attached on Exhibit 3.1 of an 8-K, Item 5.03, filed on January 15, 2014, incorporated herein by reference.

On January 14, 2014 the Company entered into a Letter of Intent with Ben J. Taylor, Inc. ("Taylor") of Fort Worth, Texas. The plans if fully implemented will include the Company to join with Taylor in the development of the Third Bone Springs and Wolfcamp formations in the University 18-19A "No. 1" well at approximately 11,000 foot depth, located in Ward County, Texas. The Company and Taylor plan to employ a high volume staged frac technique to develop the known proven reserves in the two formations. Apache and EOG Resources, Inc. have offsetting wells which have been very prolific in these zones. The program will require the Company to raise an estimated $1.2 million for Capital Expenditures related to the program. The program would allow for initial finance for the program to be recaptured first out of 100% working interest revenues before a 50/50 ongoing split based on approximately 75% net revenue interests. Subject to final agreement of the parties within approximately 60 days, and subject to due diligence, rig availability, and successful completion of CAPEX financing for the program the Company expects to start field operations within 90 to 120 days.

On January 13, 2014 the Company entered into a Letter of Intent with Firecreek Global, Inc. to drill two inside locations to the Ellenberger formation at 4500 ft. on its Jackson Lease in Callahan County, Texas. This is a direct offset to an Ellenberger well drilled in 1951 which initially produced 317 BOPD. There are four additional zones that were drill stem tested and found to be potentially commercial. Subject to successfully completing CAPEX financing for the program then initially a seismic study will be conducted over the unexplored area of the 1,096 acre lease. Based upon the results of the seismic and geological study a drilling program will be adopted to develop the multiple known producing reservoirs on the lease. The Company will have the option to take approximately one-half of the working interest in the proposed development drilling program. Upon completion of finance and definitive agreements which allocations for expenditures will require approximately $975,000 to commence various studies along with the initial two well program development, field operations are expected to commence in April 2014, and some additional extensions for time have been discussed as reasonably may be needed.

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

The Company as of July 31, 2012 has commenced building and integrating one line segment of operations and for production and development of oil and gas and its infrastructure which throughout 2013 forward we are currently focused on building domestically.

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

2012 Acquisition of 37.5% Working Interests, J.B. Tubb Leasehold Estate, Amoco Crawar Field, Ward County, Texas

On July 31, 2012, we entered into a Stock Purchase Agreement (“SPA”) with EGPI Firecreek, Inc. through its wholly owned subsidiary Energy Producers, Inc. (“Investors” or “EGPI”) delivered an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) for the following oil and gas interests and assets summarily described as follows: Under the terms of the agreement, effective July 31, 2012, we  i) acquired a 37.5% Working Interest and 28.125% corresponding Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. The field is located in the Permian Basin and the Crawar Field in Ward County, Texas (12 miles west of Monahans & 30 miles west of Odessa in West Texas), ii) also acquired 37.5% Working Interest and 28.125% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft in well bore and 3800 ft. to 4000 ft in well bore, and iii) a Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate. For further information please see our Current Report on Form 8-K filed on August 9, 2012.

2014 Acquisition of an Additional 12.5% Working Interests, J.B. Tubb Leasehold Estate, Amoco Crawar Field, Ward County, Texas

On January 27, 2014, the Company executed an Omnibus Agreement with EGPI, TWL Investments aLLC (“TWL”), and Thomas J. Richards (“TJR”) whereby EGPI delivered an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) for transfer of i) an additional 12.5% Working Interest and corresponding 9.375% Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. ii) 12.5% Working Interest and 9.375% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft in well bore and 3800 ft. to 4000 ft in well bore, and iii) interest in the Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate. For further information please see our Current Report on Form 8-K, Item 1.01 sub item III, and Exhibit 10.2 thereof filed on February 7, 2014.

2012 Purchase Costs Associated With Our Acquired Interests in the Texas, J.B. Tubb Leasehold Estate

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

2014 Purchase Costs Associated With Additional Oil and Gas Interests We Acquired in the Texas, J.B. Tubb Leasehold Estate

On January 27, 2014, the Company executed an Omnibus Agreement with EGPI, TWL Investments aLLC (“TWL”), and Thomas J. Richards (“TJR”). In behalf of consideration we paid to EGPI in the amount of $218,875 and assumption and exchange of debt in the aggregate total amount of five hundred fifty thousand dollar ($550,000) negotiated with EGPI, TWL and TJR for releases to allow for the transfer of oil and gas interests, we acquired i) an additional 12.5% Working Interest and corresponding 9.375% Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. ii) 12.5% Working Interest and 9.375% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft in well bore and 3800 ft. to 4000 ft in well bore, and iii) interest in the Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate. For further information please see our Current Report on Form 8-K, Item 1.01 sub item III, and Exhibit 10.2 thereof filed on February 7, 2014.

2012 and 2013 Work Program Costs Associated With Our Acquired Oil and Gas Interests in the Texas, J.B. Tubb Leasehold Estate
On August 31, 2012 the Company entered into a loan agreement in the face amount of $100,000 with a private party (the “Note”). Proceeds thereof in the amount of $80,000 were used in part to finance an Escrow Agreement requirement in behalf of a Turnkey Rework Agreement, exhibits and attachments including Oil and Gas Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) dated July 31, 2012, by and between one or more parties including the Company, Success Oil Co., Inc., EGPI Firecreek, Inc., and EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc. The Escrow for the Turnkey Rework Agreement further provided for Success Oil Co., Inc. (“Success”) of Beverly Hills CA, also a licensed Texas operator, and the Company’s operator and partner, to perform a work program perforating the Glorieta payzone (in the South 40 acres of the J. B. Tubb Leasehold Estate) at intervals ranging from 3,800 feet to 4,000 feet, plus additionally to acidize and swab on the J.B. Tubb Leasehold Estate Crawar #2 well.

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

Future Development Contemplated Related to Operations For
J.B. Tubb Leasehold Estate, located in the Amoco Crawar Field, Ward County, Texas

The following Contemplated Future Development Proposed for J.B Tubb Leasehold Estate interests should note discussion for set up of new subsidiary operations in the Section of this Report on “Recent Developments”, and more further described and discussed in our Current Reports on Form 8-K filed on February 7, 2014 and March 31, 2014.

Operations for 2014 have requested the Company to consider a conventional frac to be performed to open up the rock to increase fluid entry and the expectation to increase production levels for oil and gas from the Glorieta formation on the Crawar #2 of the J.B. Tubb Leasehold Estate, and most often a standard procedure required for Devonian rock. The required capital expenditure for this work program AFE turnkey is approximately $150,000 and initially requested for early 2013 planning, and reset for as soon as practicable for 2014 with a good and reasonable expectation to substantially increase production levels and averages for the well formation.

As part of the SPA with EGPI, on July 31, 2012 we entered into an Oil and Gas Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) and principally located on the South 40 of the J.G. Tubb Leasehold Estate, whereby Success Oil Co., Inc granted to us, under certain circumstances listed therein the participation agreement, a right of first refusal for certain drilling and development, and recently entered into an Agreement to Extend Option. The Company on a best efforts basis will pursue financing for Capital Expenditure (CAPEX) to drill a minimum of one new Ellenburger Well in the amount one million five hundred seventy five thousand ($1,575,000) dollars and up to three new wells discussed further this section, with reasonabe consideration for cost adjustment due to current market conditions, see further this section, and Success acknowledges that the Company and or its assignee shall be able to negotiate and or sell interests and or participation in the development of any additional well(s) under terms of the original Participation Agreement, on a best efforts basis, with such partner sharing an interest equivalent to its proportionate funding of such project(s), and or other terms of negotiation as may be agreeable by the Company and such proposed partner, if any, including any modification of this Agreement or the original participation agreement held by EGPI amended as of June 19, 2012, extended with various amendments and modifications through December 31, 2013, and again most recently thorough June 30, 2014, with a provision for future extension as long as it is formally reviewed and approved in a writing by Success and the Parties thereto (see “Recent Developments”).

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

Our objective now updated for 2014 would be to drill the first well in the Ellenburger formation located on the South 40 of the JB Tubb Leasehold estate which geologically is updip. To note, the CRAWAR Field that the JB Tubb Leasehold Estate is a faulted anticline with multiple producing horizons. The Ellenburger formation is good potential as our target for drilling sets along a fault plane increasing viability noted by Certified Geologist below the Wolfcamp at appx 6,200’ and therefore Ellenburger viable at approximately 8,300’-8,400’ feet. The Ellenburger capital expenditure for $1.575 to $1.6 million on a Turnkey basis. The second and third wells located on the South 40 for additional drilling and development would be drilling a well in the Waddel formation to 7,700 -7,900’ foot depth. The CAPEX for the Waddel formation is estimated at $1.0 to $1.475 million Turnkey. Thereafter, we would drill to the Wolfcamp formation at approximately 6,200’ foot depth. The Wolfcamp CAPEX estimate is at $1.0 to $1.21 million Turnkey and under the terms of the Participation Agreement held by the Company and co interests.

Unless one million five hundred seventy five thousand ($1,575,000) dollars in CAPEX of the aggregate amount of three million six hundred thousand ($3,600,000) dollars in CAPEX is raised by the Company or assign for the drilling of not less than one but up to three new wells by participation, earn in, sale, or other method on the South 40 of the J.B. Tubb Leasehold Estate, and acceptable to Success during the term of the newly reinstated Agreement, then the newly reinstated Agreement, unless terms are either modified and or mutually extended in a writing by the parties thereto, will otherwise expire on June 30, 2014 (see also information under “Recent Developments” in this report), leaving the Company with the remaining potential for the North 40 development.

Proposed Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas

Current Discussion

The following proposed acquisition should note discussion for set up of new subsidiary operations which would include for this proposed acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas, are more further described and discussed in our Current Report on Form 8-K, and Exhibit 10.1 thereto filed on February 7, 2014, our Current Report on Form 8-K filed on March 31, 2014 and updated per overall referencing in the Section of this Report on “Recent Developments”.

General Background

On October 30, 2012, the Company as the assignee of CUBO Energy PLC entered into a Linear Short Form Agreement with EGPI Firecreek, Inc. through its wholly owned subsidiary Energy Producers, Inc. (“EGPI”) involving evaluation, and preparation for the proposed acquisition of oil and gas interests subject to certain requirements. The interests relating to 50% working interests and corresponding 32% net revenue interests in oil and gas leases representing the aggregate total of 240 acre leases, reserves, three wells, and equipment located in Callahan, Stephens, and Shakelford Counties, West Central Texas.  The parties had until November 6, 2012 to finalize this agreement but did not do so by that date.  Both parties are still interested in pursuing this transaction in the future through our new subsidiary operations discussed above in Current Discussion.

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

Future Development and Work Program Costs Associated With a Fully Completed Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas,

On successful seismic testing anticipated AFE for Barnet Horizonal Well program would be estimated to be $1,000,000 per horizontal well to be split between the partners for the AFE costs. Firecreek to come to terms of agreement regarding financing for the proposed drilling and development should the parties agree to further move forward after the Seismic study.

For additional information please see our Current Report on Form 8-K, as amended, filed on November 15, 2012, our Current Report on Form 8-K February 7, 2014, Exhibit 10.1 thereto, in our Report on Form 10-K filed on April 29, 2013, in Reports on Form 10-Q filed during 2013, and elsewhere in this Report.

The Material terms of a proposed future Operating Agreement for a completed Acquisition of 50% Oil and Gas Working Interests, Callahan, Stephens, and Shakelford Counties, Texas,

The Company has, subject to further change or modification, a standard AAPL form operating agreement with an independent contractor to operate for the proposed activities the subject properties on a contract basis for our share of Working Interests (50%). At the present time Whitt Oil and Gas, Inc. is the independent contractor for EGPI (the “Independent Contractor” or “Operator”) and will be modified or changed to administer the Company’s proposed and pending interests. It will be expected that the operator when in place will furnish the monthly Lease Operation Expense and various activity reports to the Company. Upon successful commencement of production, run checks (payments) expected from future sales of oil and gas are to be sent to the operator from the purchasers for oil and gas produced. The designated gatherer for the oil the natural gas will be established. The independent contractor will be expected to administrate monthly activities, and after payment of management, consulting, and lease-operating expenses (LOE’s), Whitt will collect and compile the Joint Interest Billing (JIB) Statements and prepares those certain reports and financial statements related to production income and expenses for monthly delivery to Company’s accounting for compilation along with its share of the payment to be received according to its interests.

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

We had a net loss in the fiscal year ended December 31, 2013 of $2,453,568 and a net loss in fiscal year ended December 31, 2012 of $2,139,867. As of December 31, 2013, we had a working capital deficit of $1,363,383  In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in 2014 or thereafter and may not be able to support our operations or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

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

Key Officers Management Services Were Provided By Outside Consulting Firms, And Individuals Contributing Additional Key Officers Management Services, During Fiscal Year Ended December 31, 2013 and continuing into 2014.

Key management services were provided by outside consulting firms owned by key Officers and/or current Directors, or through other outside arrangements. Such Officers and Directors include Dennis R. Alexander, Chairman, CEO, President, and Director, and Joanne M. Sylvanus, a Director, Chief Financial Officer, Treasurer, and Secretary. Accordingly, the loss of the services of any key individual or other person or individual filling a key role from time to time could have an effect on the development of the Company’s business. The Company may hire future employees and additional employees not provided through outside consulting firms, and depend on their services, the loss of which may affect the development of the Company’s business and could adversely affect the conduct of our business. The Company has not applied for key-man life insurance and the Company has not obtained insurance covering the possibility that any of its key officers and management personnel might become disabled or otherwise unable to render services to the Company. The success of the Company is also dependent upon its ability to attract, contract with and retain highly qualified technical, managerial and marketing personnel. The Company faces competition for such personnel from other companies, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to recruit and retain such personnel.

Officers And Directors Beneficially Own, Vote, Or Represent Up To Approximately 66.55% Of the Company’s Issued and Outstanding Common Stock

The executive officers and directors of the Company currently beneficially own, vote, or represent approximately 66.55% of our outstanding common stock and hold additional shares of our Series C Preferred Stock with Super Voting characteristics as each share held carries 31,500 votes per share. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

Other

The Company’s operations during fiscal year ended 2013 did not retain any employees. Individual consulting firms owned by two key officers/directors managed the day-to-day operations of our Company. We have accounting consultants, legal consultants, oil and gas technical team consultants and engineers available for project purposes on a part time basis; one advisor assists us with project evaluations and business development, information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow which may include accounting systems and data processing coordinator, oil and gas staff analyst and coordinator, financing officer; assistant to executive officers, and other. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of any officers or senior managers could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any key personnel and does not maintain any life insurance policies.

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

Oil and Gas Properties, Leases, and Interests

I.  Acquisition of 37.5% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas (Note: *As of December 31, 2013 our interests in the J.B. Tubb Leasehold Estate have changed/increased effective for January 1, 2014 forward. Please refer to the Section on the “The Business”, various sub headings thereto, and information contained in “Recent Developments” for updates).

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

December 31, 2013
Well leases	$1,066,895
Well property and equipment	83,105
$1,150,000

Reserves- Oil and Gas Properties, Leases, and Interests Located in Ward, and Jones Counties Texas.

Harper & Associates, Inc. completed the subject petroleum reserve report on March 18, 2014, in preparation for the US Form 10-K for Fiscal Year Ended December 31, 2013, to be filed by the Company. The evaluated properties are located in Ward and Jones County, Texas. Net oil and gas reserves herein represent a 100 percent portion of the Company’s total reserves. The reserve estimations comply with the definitions of the U.S. Security Exchange Commission. Reserves are classified proved developed producing (“PDP”), behind-pipe (“PBP”) and undeveloped (“PUD”). Proved reserves are those reported where the level of certainty is at least 90 percent probable that the quantities actually recovered will equal or exceed the estimates. Proved quantities were determined using all geologic and engineering methods and procedures as considered necessary under the circumstances to prepare the report.

A summary of our conclusion with respect to the Company’s net reserves and cumulative future cash flow (before U.S. federal income tax), undiscounted and discounted at 10% percent per year is as follows:

RESERVE SUMMARY

	PDP	PBP	PUD	TOTAL, P1
Well Completions	3	1	6	10
Net Oil, Bbls.	4,246	2,814	108,482	115,542
Net Gas, MCF	7,598	8,999	726,898	743,495

Revenue *($)
Oil	365,980	242,437	9,351,821	9,960,238
Gas	24,518	29,036	2,345,762	2,399,316
Total	390,498	271,473	11,697,583	12,359,554

Operating Expense ($)	288,173	150,836	1,684,035	2,123,044

Investments ($)	0	44,062	3,097,500	3,141,562

Future Cum Net Income ($)	102,325	76,575	6,916,048	7,094,948

Future Cum Net Income @ 10% DF ($)	85,934	51,780	2,860,671	2,998,375

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

Price Parameters. Mondial’s 12-month average oil price is $92.25 and benchmark price is $97.98 per barrel of oil. Mondial’s 12-month average gas price is $3.56 and benchmark price is $3.68 per MCF of gas. Oil and gas revenue for a lease is based on the average of the monthly 2013 prices. Prices are not escalated. BTU content, fuel and shrinkage for gas production and the quality of oil production are considered.

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

Set forth below is information respecting the developed and undeveloped acreage owned by the Company in Ward, and Jones Counties, Texas, as of December 31, 2013.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Ward County	40	11.25	40	11.25
Total	40	11.25	40	11.25

Our Corporate offices are located in Scottsdale, Arizona. Please see also “Certain Relationships and Related Transactions” for further discussion.

The Chief Executive Officer of the Company provided corporate office space through December 31, 2012 at no charge. There is a lease agreement in place for lease of the space beginning January 1, 2013 on a one year, renewable annually contract. The furnished lease with additional storage space is $2,000 and is to be paid monthly. Also see “Certain Relationships and Related Transactions”.

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

**2014	High	Low
First Quarter (January 31 through March 31, 2014)	$0.51	$0.05

**Year Ended December 31, 2013	High	Low

First Quarter	$522.39	$268.66
Second Quarter	431.34	37.31
Third Quarter	44.78	1.49
Fourth Quarter	2.54	0.15

**Year Ended December 31, 2012	High	Low

First Quarter	$373.13	373.13
Second Quarter	373.13	373.13
Third Quarter	597.01	74.63
Fourth Quarter	514.93	208.96

                 (**Prices listed are post 1:1500 reverse stock split effective on January 31, 2014)

As of April 9, 2014, the Company had issued and outstanding 13,201,872 shares of its common stock held by approximately 64 holders of record, and 100,000 shares of Series C voting only preferred stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following information is provided for the period ended December 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the issuer are authorized for issuance, aggregated as follows:

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

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report and additionally as listed and following:

Please see information contained in our Current Reports on Form 8-K filed on August 9, 2012, January 15, 2014, and April 3, 2014, incorporated herein by reference. Please note all amounts reflected in this section are shown and reflected on a post 1:1500 reverse stock split which became effective on January 31, 2014.

I. (*)(**) On March 1, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (1) 10550 Fontenelle Way, Los Angeles, California, 90077	3/1/14	1,600,000	Consultant/Advisory	$100,000

(1)	Steven Antebi provides other Business Consulting and advisory services, and is not currently a director, or officer of the Registrant.

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $100,000 worth of common stock in the immediately preceding table was used primarily in consideration of services rendered to the Company.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

II. (*)(**) Effective February 11, 2014, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock in consideration of services rendered, including for and as incentive to continue to assist and provide services to the Company or its subsidiaries.

Name and Address	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration

Global Media Network USA, Inc. (1) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/11/2014	3,000,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(**)

Joanne M. Sylvanus (2) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/11/2014	1,500,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(**)

(1)
Global Media Network USA, Inc. is 100% owned by Dennis R. Alexander who provides day to day operational services and business consulting services to the Company, and is a shareholder, Chairman, director, and an officer of the Company.

(2)	Joanne M. Sylvanus, for business and consulting, accounting, and advisory services; Mrs. Sylvanus is a shareholder, a director, and CFO and Secretary of the Company.

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**)The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of bonus for services rendered to the Company and/or one or more of its subsidiaries, and incentive.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

III. (i)(ii) On February 11, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for business consulting and advisory services rendered.

Name and Address	Date	Restricted Common Share Amt	Type of Consideration	Fair Market Value of Consideration
		(iii)
LPA Associates, AG. (1) 45 Seefeldstrasse, 8008 Zurich Switzerland	2/11/14	500,000	Business Consulting / Advisory services	$(	**)

Ghiona Invest and Trade, Inc. (2) Morgan & Morgan Building Pasea Estate, Road Town, Tortola British Virgin Islands	2/11/14	500,000	Business Consulting / Advisory services	$(	**)

David Roff (3) 20 Chicora Ave. Toronto, Ontario M5R 1T7 Canada	2/11/14	950,000	Business Consulting / Advisory services	$(	**)

(1)	LPA Associates, AG. fpr business consulting and advisory services. LPA Associates, AG. is a shareholder and is not a director or officer of the Company.
(2)	Ghiona Invest and Trade, Inc. fpr business consulting and advisory services. Ghiona Invest and Trade, Inc.. is a shareholder and is not a director or officer of the Company.
(3)	David Roff fpr business consulting and advisory services. David Roff is a shareholder and is not a director or officer of the Company.

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of business consulting and advisory services.

(iii) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

IV. (i)(ii) On February 10, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name and Address	Date	Restricted Common Shares Amt	Type of Consideration	Fair Market Value of Consideration
		(iii)
Jeffrey M. Proper (1) 10645 n. Tatum blvd suite 200-652 Phoenix, Arizona 85028	2/10/14	250,000	Legal, Business Consulting and Advisory services	$(	**)

Penny Proper (2) 10645 n. Tatum blvd suite 200-652 Phoenix, Arizona 85028	2/10/14	250,000	Legal, Business Consulting and Advisory services / By Directive of Mr. Proper	$(	**)

Jeffrey M. Proper, PLLC (3) 10645 n. Tatum blvd suite 200-652 Phoenix, Arizona 85028	2/10/14	250,000	Legal, Business Consulting and Advisory services	$(	**)

Stacy Huls (4) 10645 n. Tatum blvd suite 200-652 Phoenix, Arizona 85028	2/10/14	250,000	Legal, Business Consulting and Advisory services / By Directive of Mr. Proper	$(	**)

(1)	Jeffrey M. Proper, for legal, business consulting and advisory services. Mr. Proper is a shareholder and is not a director or officer of the Company.
(2)	Penny Proper, as directed by Mr. Proper for or related to Jeff Proper legal, business consulting and advisory services. Penny Proper is a shareholder and is not a director or officer of the Company.
(3)	Jeffrey M. Proper, PLLC, for legal, business consulting and advisory services. Jeffrey M. Proper PLLC is a shareholder and is not a director or officer of the Company.
(4)	Stacy Huls, as directed by Mr. Proper for or related to Jeff Proper legal, business consulting and advisory services. Stacy Huls is a shareholder and is not a director or officer of the Company.

(i)  Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of legal, business consulting and advisory services or by directive for same by Mr. Proper.

(iii) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

V. (*)(**) On February 6, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration

Joseph M. Vazquez III (***)(1) 5324 Pine Tree Drive Miami Beach, FL. 33140	2/6/14	1,000,000	Business Consultant//Advisory	$	(**)

(1)	Joseph M. Vazquez III provides other business Consulting, advisory services, and is not currently a director, or officer of the Registrant.

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**)The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of business consulting and advisory services.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

VI. (i)(ii) On February 6, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name and Address	Date	Restricted Common Share Amt	Type of Consideration	Fair Market Value of Consideration
		(iii)
JAX Capital Growth LLC (1) 70 Christopher Ct. Woodburry, New York 11797	2/6/14	500,000	Business and Finance Consulting / Advisory services	$(	**)

JMZ Alliance. Group, Inc. (2) 1108 Kane Concourse #206 Bay Harbor Islands, FL 33154	2/6/14	150,000	Business Consulting / Advisory services	$(	**)

Infinite Growth Concepts, Inc. (3) 25 Pond Rd Woodbury NY 11797	2/6/14	150,000	Business Consulting / Advisory services	$(	**)

FigCapital, LLC (4) 347 Fifth Avenue Suite 1402-212 New York, NY 10016	2/6/14	200,000	Business Finance Consulting / Advisory services	$(	**)

Knightsbridge Law Co., Ltd (5) 3 Raffles Place #07-01 Bharat Building Singapore 048617	2/6/14	250,000	Business Finance Consulting / Advisory services	$(	**)

(1)	JAX Capital Growth, LLC for business and finance consulting and advisory services rendered to the Company; JAX Capital Growth, LLC is a shareholder and is not a director or officer of the Company.
(2)	JMZ Alliance. Group, Inc., for business consulting and advisory services rendered to the Company; JMZ Alliance. Group, Inc is a shareholder and is not a director or officer of the Company.
(3)	Infinite Growth Concepts, Inc., for business consulting and advisory services rendered to the Company; Infinite Growth Concepts, Inc. is a shareholder and is not a director or officer of the Company.
(4)	FigCapital, LLC, for business finance consulting and advisory services rendered to the Company; FigCapital, LLC is a shareholder and is not a director or officer of the Company.
(5)	Knightsbridge Law Co., Ltd, for business finance consulting and advisory services rendered to the Company; Knightsbridge Law Co., Ltd, AG is a shareholder of the Company.

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of business consulting and or business finance consulting and advisory services.

(iii) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

VII. (i) (ii) Effective January, 2014, by majority consent of the Board of Directors, the Company approved the following issuances of its Series C preferred stock, par value $0.001 per share, to the following persons in consideration of services rendered, including for and as incentive to continue to assist and provide services to the Company or its subsidiaries.

Name and Address	Date	Series C Preferred Stock Share Amt	Type of Consideration	Fair Market Value of Consideration
(iii)(iv)
Global Media Network USA, Inc. (1) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	1/14/2014	*50,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

Joanne M. Sylvanus (2) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	1/14/2014	**50,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

(1)
Global Media Network USA, Inc. is 100% owned by Dennis R. Alexander who provides day to day operational services and business consulting services to the Company, and is a shareholder, Chairman, director, and an officer of the Company.

(2)	Joanne M. Sylvanus, for business and consulting, accounting, and advisory services; Mrs. Sylvanus is a shareholder, a director, and CFO and Secretary of the Company.

(Note 1): Series C preferred stock: The Preferred C stock has a nominal value of $.001 and no stated dividend rate and is non-participatory. The Series C has liquidation preference over common stock. Effective January 14, 2014 i) Voting Rights for each share of Series C Preferred Stock shall have 31,500 votes on the election of directors of the Company and for all other purposes, and, ii) regarding Conversion to Common Shares, Series C have no right to convert to common or any other series of authorized shares of the Company. We have only used a nominal par value for our listed valuation which is subject to further adjustment.

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) All of the financing proceeds (see also Note 1) in the immediately preceding table was used as listed in the table above primarily in consideration of bonus for services rendered and or in exchange for accrued services rendered to the Company and/or one or more of its subsidiaries, and incentive.

(iii) Each share of Series C preferred stock shall have 31,500 votes on the election of our directors and for all other purposes.

(iv) The shares of Series C preferred stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

VIII. (*)(**) On November 7, 2012 by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(****)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (***)(****)(1) 10550 Fontenelle Way, Los Angeles, California, 90077	11/7/12	3,333	Consultant/Advisory	$750,000

(1)	Steven Antebi provides other Business Consulting and advisory services, and is not currently a director, or officer of the Registrant.

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

IX. (i)(ii)On July 31, 2012, based on approval of the then Board of Directors we completed an acquisition (settled by issuance of shares under a Share Purchase Agreement and Assignment and Bill of Sale Agreement) with Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. whose address is 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. Pursuant to the Share Purchase Agreement and a Participation Agreement, Mondial has acquired working interests in various Oil and Gas assets from Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc, effectively changing the business of Mondial to an Oil and Gas Company. Upon the closing of the Acquisition, the Company issued to EGPI Firecreek, Inc. 9,333 common shares (post-split) of Mondial common stock, par value $.001 per share (the “Common Stock”). In addition, we issued 3,333 common shares (post-split) to assign the Share Purchase Agreement and 3,333 common shares (post-split) issued to new management, and 666 shares (post-split) for advisory services in connection with the transaction following the completion of the Acquisition, further as follows:

Name and Address	Date	Restricted Common Shares Amt	Type of Consideration	Fair Market Value of Consideration
		(iii)
JAX Capital Growth LLC (1) 70 Christopher Ct. Woodburry, New York 11797	7/31/12	667	Advisory services in connection with The Acquisition	$50,000

EGPI Firecreek, Inc. (2) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	7/31/12	9,333	Part of the Acquisition Cost for Tubb Leasehold Interest	$700,000

Global Media Network USA, Inc. (3) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	7/31/12	3,333	For services rendered to the Company in connection with the acquisition And incentive	$250,000

CUBO Energy, AG (4) Chaltenbodenstr 4A Schindellegi 8834 Switzerland	7/31/12	1,667	Assignment of Share Purchase Agreement	$125,000

LFA Associates, AG (5) 45 Seefeldstrasse Zurich 8008 Switzerland	7/31/12	1,667	Assignment of Share Purchase Agreement	$125,000

(1)	JAX Capital Growth, LLC for legal advisory services in connection with the Acquisition; JAX Capital Growth, LLC is a shareholder and is not a director or officer of the Company.
(2)	EGPI Firecreek, Inc., as part of the acquisition cost for the Tubb Leasehold Estate Oil and Gas interests; EGPI Firecreek, Inc. is a shareholder of the Company.
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

The Company has been making presentations to asset-based lenders and other financial institutions, developing new strategies and business relationships throughout 2013 for the purpose of (i) expanding and supporting our growth potential by building new infrastructure for its oil and gas operations in 2014. The Company throughout its first quarter of operations for 2014 has been pursuing projects for acquisition and development of select targeted oil and gas proved producing properties with revenues, having upside potential and prospects for enhancement, rehabilitation, and future development. These prospects are primarily located in West Central Texas, and in other core areas of the Permian Basin.

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

Completion and Entry into a Definitive Agreement with Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. (“EGPI”) (Note: * Please refer to the Section on the “The Business”, various sub headings thereto, and information contained in “Recent Developments” for updates regarding current and future operations).

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

RESULTS OF OPERATIONS - December 31, 2013 Compared to December 31, 2012

Total revenues from oil and gas production were $133,369 and $ 87,309 for the year ended December 31, 2013 and 2012, respectively.

General administrative expenses used in calculating income from continuing operations were $1,043,680 in 2013 compared to $1,998,092 in 2012.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general & administrative expenses:

	December 31, 2013	December 31, 2012

Advertising & promotion	$934	$1,427
Administration	253,277	45,221
Professional fees	682,031	1,675,681
Bad debt	22,660	23,696
Total	$958,902	1,746,025

Advertising and Promotion cost of $934 and $1,427 were used for investor relations and market awareness for the year ended December 31, 2013 and 2012, respectively.

Administration Costs of $253,277 and $45,221 were used for office and general operating expenses for the year ended December 31, 2013 and 2012, respectively.

Professional Fees of $682,031 and $1,675,681were incurred in regards to legal costs, audit costs, securing financing, and the acquisition of leads and contacts with regard to possible new business ventures and includes data acquisition costs, technical work, and engineering reports, for the year ended December 31, 2013 and 2012, respectively.

After deducting general and administrative expense, and impairment losses, the Company experienced a loss from continuing operations of $1,039,351 for the year ended December 31, 2013 as compared to a loss from continuing operations of $2,043,365 in fiscal 2012.

Interest expense for the year ended December 31, 2013 was $722,794 as compared to$100,362 in fiscal year 2012.

The Company incurred other expenses in the amount of $691,423 for the year ended December 31, 2013 as compared to other income of $3,860 for the year ended December 31, 2012.

The Company incurred a net loss of $2,453,568 for the year ended December 31, 2013 as compared to net loss of $2,139,867 in fiscal year 2012.

Fully diluted income (loss) per share was ($22.92) loss per share in fiscal year 2013 as compared to loss of ($39.37) per share in fiscal 2012.  Loss per shares was adjusted for 1:1500 stock splits effective on January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand at December 31, 2013 was $3,508 compared to $23,518 at the beginning of the year. The Company had working capital deficit of $1,363,383 at December 31, 2013 compared to a working capital deficit of $933,716 at December 31, 2011.

Cash used in operating activities was $458,790 for the year ended December 31, 2013, compared with $20,237 used for the year ended December 31, 2012.

Cash used in investing activities was $nil for the year ended December 31, 2013, compared to $80,000 used for the year ended December 31, 2012.

The Company received cash from financing activities in the amount of $438,780 for the year ended December 31, 2013as compared to $122,182 received in fiscal year 2012.

Total assets decreased to $844,536 at December 31, 2013 compared to $951,412 at the beginning of the year mainly as a result of the impairment of long-lived assets, depreciation and depletion of Tubb lease oil and gas properties, and cash used in operating activities.

Shareholders’ deficit increased to $528,136 at December 31, 2013 from $10,936 at December 31, 2012.

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

For financing activities in 2013, management obtained $450,780 cash proceeds by issuing promissory notes. Proceeds were used for working capital.

Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, alternative energy division, acquisition and developments, will initially require a very minimum of $3,500,000 to $7,500,000 to a maximum of $8,000,000 to $10 million during the first six to twelve months of fiscal 2014.

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

The Company cannot predict that it will be successful in obtaining funding for its plans or that it will achieve profitability in fiscal 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MONDIAL VENTURES, INC.

FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mondial Ventures, Inc.

We have audited the accompanying balance sheets of Mondial Ventures, Inc. (the “Company”) as of December 31, 2013 and December 31, 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control ov21er financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Mondial Ventures, Inc. (the “Company”) as of December 31, 2013 and December 31, 2012, and the results of its operations, cash flows, and changes in shareholders’ deficit for the years then ended described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 15, 2014

Mondial Ventures, Inc.
Balance Sheets
As of December 31, 2013 and December 31, 2012

	December 31,
	2013	2012
Assets
Current assets:
Cash	$3,508	$23,518
Total current assets	3,508	23,518

Other Assets:
Fixed assets - net	25,363	35,661
Proved oil and natural gas properties - net	800,341	892,233
Deferred Financial Costs	15,324	-
Total other assets	841,028	927,894

Total assets	$844,536	$951,412

Liabilities and shareholders’ deficit

Current liabilities:
Accounts payable and accrued expenses	$219,528	$171,364
Accounts payable and accrued expenses – related parties	15,958	19,870
Loans and notes payable	366,284	763,342
Loans and notes payable – in default	310,902	-
Advances and notes – related parties	1,232	1,232
Convertible loans payable, net of discount of $137,742 and $26,074, respectively	199,446	1,426
Convertible loans payable – related parties, net of discount of $6,590 and $nil, respectively	8,410	-
Convertible loan payable, net – in default	25,000	-
Derivative liabilities	220,131	-
Total current liabilities	1,366,891	957,234

Long-term liabilities:
Asset retirement obligation	5,781	5,114
Total long-term liabilities	5,781	5,114

Total Liabilities	1,372,672	962,348

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, nil shares issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock, $0.001 par value; 1,490,000,000 shares authorized, 334,738 shares and 39,333 shares issued and outstanding at December 31, 2013 and 2012, respectively	335	39
Additional paid–in capital	4,881,543	2,949,471
Capital stock subscribed	4,000	-
Accumulated deficit	(5,414,014)	(2,960,446)
Total shareholders’ equity (deficit)	(528,136)	(10,936)

Total liabilities and stockholders’ capital	$844,536	$951,412

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Statements of Operations
For the Years Ended December 31, 2013 and December 31, 2012

	Year Ended December 31,
	2013	2012
Revenues:
Gross revenues from oil and gas sales	$133,369	$87,309
Well operating costs	(129,040)	(132,582)
Gross margin	4,329	(45,273)

General and administrative expenses:
General and administration	958,902	1,746,025
Impairment of oil and gas leases	84,778	147,795
Impairment of goodwill	-	104,272
Total general and administration expenses	1,043,680	1,998,092
Net loss from operations	(1,039,351)	(2,043,365)
Other income and expenses:
Interest expense	(722,794)	(100,362)
Adjustment to ARO	-	3,860
Gain/loss on derivatives	(127,872)	-
Gain/loss on settlement of debt	(563,551)	-
Net loss before provision for income taxes	(2,453,568)	(2,139,867)
Provision for income taxes	-	-

Net loss	$(2,453,568)	$(2,139,867)

Basic and diluted net loss per common share	$(22.92)	$(39.37)

Weighted average common shares outstanding	107,036	54,357

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
 Statements of Cash Flows
For the Years Ended December 31, 2013 and December 31, 2012

	Year Ended December 31,
	2013	2012
Operating activities
Net loss	$(2,453,568)	$(2,139,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	190,567	2,150,000
Accretion of asset retirement obligation	667	330
Adjustment to asset retirement obligation	-	(3,860)
Bad debt expenses	22,660	23,696
Depreciation	10,298	4,722
Depletion	7,114	53,602
Amortization of debt discount	501,367	4,768
Loss on debt conversion and settlement	563,551	-
Change in fair value of derivative liability	127,872	-
Imputed interest	19,989	-
Impairment of goodwill	-	104,272
Impairment of oil and gas assets	84,778	147,795
Loss on assumption of debt	286,000	-
Changes in other operating assets and liabilities:
Account receivables	(22,660)	(23,696)
Other assets	16,726	-
Accounts payable and accrued expenses	189,761	(341,999)
Accounts payable and accrued expenses related parties	(3,912)
Net cash provided by (used in) operating activities	(458,790)	(20,237)

Investing activities
Cash paid to improve wells	-	(80,000)
Net cash used in investing activities	-	(80,000)

Financing activities:
Deferred financing costs	(32,050)	-
Advances - related parties	-	1,232
Borrowings on debt	101,550	117,500
Borrowings on convertible debt	366,280	-
Borrowings on convertible debt – related parties	15,000	-
Payment on debt	(12,000)	-
Cash contributed by shareholder	-	3,450
Net cash provided by financing activities	438,780	122,182

Net increase (decrease) in cash during the period	(20,010)	21,945
Cash balance at January 1, 2013	23,518	1,573
Cash balance at December 31, 2013	$3,508	$23,518

Supplemental disclosures of cash flow information:
Interest paid during the year	-	-
Non-cash activities:
Shares and debt issued in acquisition	-	1,054,328
Shares rescinded during the year	-	71,000
Debt discount due to beneficial conversion feature	92,500	27,500
Debt discount due to embedded derivative feature	513,465	-
Shares issued for debt conversion and settlement	648,555	-
Adjustment to derivative liabilities due to debt conversion	421,206	-

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Statement of Changes in Shareholders’ Deficit
For the period from December 31, 2011 to December 31, 2013

			Additional			Total
	Common Stock		Paid-in	Stock		Stockholders’
	Shares	Par Value	Capital	Payable	Deficit	Equity (Deficit)

Balance at December 31, 2011	66,667	$67	$172,809	$-	$(820,579)	$(647,703)

Common stock issued in connection with acquisition	9,333	9	595,675			595,684

Common stock issued for services	10,667	10	2,149,990			2,150,000

Cash contributed by shareholder			3,450			3,450

Debt discount			27,500			27,500

Shares rescinded	(47,334)	(47)	47

Net loss					(2,139,867)	(2,139,867)

Balance December 31,2012	39,333	$39	$2,949,471	$-	$(2,960,446)	$(10,936)

Common stock issued for debt conversion and settlement	293,738	294	1,211,812	-	-	1,212,105

Common shares issued for services	1,667	2	186,565	4,000	-	190,567

Debt discount	-	-	92,500	-	-	92,500

Adjustment to derivative due to debt conversion	-	-	421,206	-	-	421,206

Imputed interest	-	-	19,989	-	-	19,989

Net loss for the year ended December 31, 2013	-	-	-	-	(2,453,568)	(2,453,568)

Balance at December 31, 2013	334,738	$335	$4,881,543	$4,000	$(5,414,014)	$(528,136)

The accompanying notes are an integral part of these statements.

Mondial Ventures, Inc.
Notes to Audited Financial Statements
For the Years Ended December 31, 2013 and December 31, 2012

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

Effective on January 31, 2014, the Company effected a one (1) for fifteen hundred (1,500) reverse stock split whereby, as of the record date, for every fifteen hundred shares of common stock then owned, each shareholder received one share of common stock.  All share amounts throughout this report have been retroactively adjusted for all periods to reflect this stock-split.

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

Cash Equivalents  The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2013 or December 31, 2012.

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2013 after conducting an impairment analysis, the Company recorded an impairment of $84,778.

Asset Retirement Obligations (“ARO”- The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At December 31, 2013 and 2012, the ARO of $5,781 and $5,114 is included in liabilities and fixed assets.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company’s experience of successful drilling.

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

Fair Value Measurements – On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 – Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 –Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 – Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)

Derivative liabilities (recurring)	$-	$-	$220,131	$(127,872)

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

Impairment of Long-Lived Assets-The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires that those assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill and Other Intangible Assets – The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company’s evaluation of goodwill completed at December 31, 2012 pertaining to Legacy resulted in a full impairment. This impairment was recorded as an impairment expense of $104,272.

As of December 31, 2013 the Company had no amortizable intangible assets.

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

Recent accounting pronouncements –

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

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

3. Common Stock Transactions

During the year ended December 31, 2013, the Company issued 1,667 shares of common stock for services that were expensed and valued at $190,567 based upon the closing price of the common stock at the date of grant and reflecting the 1:1,500 reverse stock split.

During the year ended December 31, 2013, the Company issued 293,738 shares of common stock valued at $1,212,105 for conversion or settlement of debt in the amount of $648,554, resulting in a loss on debt settlement of $563,551.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the debt settled.  For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded.  Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the year ended December 31, 2012, the Company issued 10,667 shares of common stock (post-split) for services that were expensed and valued at $2,150,000 based upon the closing price of the Company’s common stock at the date of grant.

During the year ended December 31, 2012, the Company issued 9,333 shares of common stock (post-split) as part of an acquisition of oil and gas leases.  Due to the fact that the transaction occurred between related parties, the stock issued was recorded with a value of $595,684.

During the year ended December 31, 2012, 47,334 shares of common stock (post-split) were returned to the Company  and cancelled as the result of a release agreement in which prior shareholders withdrew from the Company.

During the year ended December 31, 2012, the company received a contribution from a shareholder of $3,450 in cash.

4. Fixed Assets

The following is a detailed list of fixed assets:

	December 31, 2013	December 31, 2012
Well equipment	56,663	56,663
Accumulated depreciation	(31,300)	(21,002)
Fixed assets – net	$25,363	35,661

Depreciation expense was $10,298 and $4,722  for the years ended December 31, 2013 and 2012, respectively.

5. Oil and Gas

Oil and gas related activity for the years ended December 31, 2012 and 2011 is as follows:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012

Development costs paid in cash	$-	$80,000
Purchases of oil and gas properties through the issuance of common stock and assumption of debt, net of accumulated depletion	-	1,011,343
Capitalized asset retirement obligations	-	2,378
Total purchase and development costs, oil and gas properties	$-	$1,093,721

Oil and Gas Properties:	December 31, 2013	December 31, 2012

Oil and gas properties – proved reserves	$958,157	$962,987
Development costs	-	80,000
Accumulated depletion	(157,665)	(150,754)

Oil and gas properties – net	$800,341	$892,233

On July 31, 2012, the Company acquired a 37.5% working interest and 28.125% net revenue interest in oil and gas reserves of $1,054,328 by issuing 14,000,000 shares of its common stock and assuming $450,000 in liabilities. This interest is in the J.B. Tubb Leasehold Estate/Amoco Crawar field located in the Permian Basin in Ward County, Texas (“Tubb property”). See note 6 for additional details of this acquisition.

During the year ended December 31, 2013 and 2012, the Company impaired the oil and gas reserves in the amount of $84,778 and $147,795, respectively.

Depletion expense was $7,114 and $53, 692 for the year ended December 31, 2013 and 2012, respectively.

The company paid $nil and $80,000 in development costs during the year ended December 31, 2013 and 2012 to bring additional reserves into production.

6. Acquisition of interest in oil and gas property

•	Acquisition of 37.5% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

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

7. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at December 31, 2012 and 2013:

	2013	2012
Deferred Tax asset	372,442	$142,568
Valuation allowance	(372,442)	(142,568)
Net deferred tax assets	-	-

The Company estimates that it has an NOL carry forward of approximately $1,064,121 that begins to expire in 2023.

After evaluating any potential tax consequence from our former subsidiary and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The Company believes that it is current with all payroll and other statutory taxes. Our tax return for the years ended December 31, 2010 to December 31, 2013 may be subject to IRS audit.

8. Related Party Transactions

Through December 31, 2012 the CEO of Mondial Ventures, Inc provided office space for the Company’s Scottsdale office free of charge.  As of January 1, 2013, a lease was signed for the same premises at a monthly rate of $2,000.There was a balance due on this contract of $8,105 at December 31, 2013.

The Company has a Service Agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $5,000.   The monthly rate was increased to $10,000 as of October 1, 2013. There was a balance due on this contract of $1,800 at December 31, 2013.

The Company has a service Agreement with Joanne M. Sylvanus, Accountant, a company owned 100% by Joanne M, Sylvanus, to provide her services to the Company at a rate of $3,000 per month.  There was a balance due on this contract of $6,000 at December 31, 2013.

As of December 31, 2013, the Company’s CEO, Dennis Alexander, paid $53 on behalf of the Company for business related expenses.

On November 20, 2013, the Company received cash proceeds of $15,000 from related party for debt obligation which bears interest at the rate of 6%.  No payments were made during the period and there is $101 in accrued interest on the note. A debt discount of $7,424 was recorded due to embedded derivative feature in the convertible promissory note. Total debt discount amortization for the period was $834. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 trading days prior to the conversion date.  Financing costs of $10,000 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $1,123 was amortized as of December 31, 2013.

As discussed in Note 6, EGPI Firecreek, Inc. sold a 37.5% working interest to the Company in the J.B. Tubb Leasehold Estate/Amoco Crawar Field on July 31, 2012.  The assets were recorded by the Company at historical cost and there was no step up in basis.

9. Notes Payable

At December 31, 2013 the Company was liable on the following Promissory notes

(See notes below to the accompanying table)

Date of		Date Obligation	Interest	Balance Due
Obligation	Notes	Matures	Rate (%)	12/31/2013 ($)

2/8/2011	1	5/9/2011	24	20,000
4/28/2011	1	7/27/2011	24	-
8/4/2011	2	8/4/2012	24	175,000
8/1/2012	3	On demand	18*	120,297
12/17/2012	4	9/19/2013	8	-
8/31/2012	5	8/31/2013	10	100,000
1/11/2013	6	1/11/2014	12	-
1/11/2013	7	1/11/2014	12	17,870
2/30/2013	8	11/13/2013	6	-
1/30/2013	9	11/1/2013	8	-
3/27/2013	10	On demand	n/a	11,300
4/1/2013	5	3/31/2014	10	22,000
5/20/2013	11	3/20/2014	12	30,000
4/18/2013	12	12/18/2013	6	25,000
5/22/2013	13	11/22/2013	12	27,300
5/30/2013	14	2/28/2014	12	-
6/19/2013	15	10/19/2013	18*	15,903
5/30/2013	16	2/28/2014	12	50,000
Various	17	On demand	18*	12,687
5/21/2013	18	2/28/2014	12	-
8/1/2013	19	5/5/2014	8	27,500
8/14/2013	20	5/14/2014	8	22,000
8/21/2013	13	8/21/2014	12	29,500
8/23/2013	21	2/23/2014	n/a	25,000
8/26/2013	11	3/16/2014	12	29,517
8/30/2013	11	8/30/2014	12	25,000
9/30/2013	22	7/2/2014	8	32,500
11/20/2013	23	11/20/2014	6	15,000
12/3/2013	24	12/3/2014	12	21,000
4/26/2013	25	4/1/2014	n/a	200,000
Total				758,071
Unamortized discount				(144,332)
Net				910,042

*compounded monthly

Note 1:  The Company entered into two note agreements with an unrelated third party for the amount of $20,000 and $25,000 during fiscal year 2011.  During the year ended December 31, 2013, the Company entered into an agreement with the note holder to settle one of the note agreements in the amount of $25,000 with Company’s common shares.  As of December 31, 2013 the promissory note of $20,000, bearing interest at 24% annually remained outstanding.  No payment was made for this note during the period and there was $13,545 in accrued interest on the note.  The note is at default as of December 31, 2013.

Note 2:   As of December 31, 2013 the Company had promissory notes outstanding in the amount of $175,000, bearing interest 24% annually. No payment was made for this note during the period and there was $122,412 in accrued interest on the note.  The note is at default as of December 31, 2013.

Note 3:   The Company entered into a promissory note agreement in the amount of $450,000 in 2012.  On March 29, 2013, the Company entered into an agreement with the note holder to pay $300,000 of the note with 2,857,152 shares of common stock.  On May 20, 2013, May 30, 2013, August 29, 2013 and December 3, 2013 note holder entered into debt assignment agreements to assign $30,000, $120,000, $42,000 and 21,000 interests to unrelated third parties respectively.   On September 3, 2013, the note holder paid $5,250 on behalf of the Company for business related expenses.  On December 3, 2013, the Company assumed an additional $86,000 of debt in relation to an amendment agreement related to acquisition of the Tubb leases in July 2012.  As of December 31, 2013, unpaid compounded interest in the amount of $92,047 was reclassified from accrued interest to note payable due to note holder.  The note is due on demand as of December 31, 2013.

Note 4:   The Company received cash proceed of $27,500 for this convertible debt obligation during fiscal year 2012.  This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  During the year ended December 31, 2013, note holder has enforced a penalty of $13,750 onto the Company, and the Company settled entire debt and unpaid accrued interest by issuing common stock yielding a balance of $nil as of December 31, 2013. A debt discount was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the convertible promissory note.  Entire debt discount was fully amortized at conversion of the debt.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note as of May 20, 2013. As the note was fully discounted, debt discount due to derivative liabilities in the amount of $58,833 was recorded as loss on derivative as of December 31, 2013.

Note 5:    During fiscal year 2012 Company entered into a non interest bearing note in the amount of $100,000 with 10% interest expenses embedded in the note amount.  No payment was made to this note during the year ended December 31, 2013 and 2012.  The 10% interest discount is being amortized over the life of the loan.  Debt discount amortization for the year ended December 31, 2013 totaled to $6,658 for this note.  This note is at default as of December 31, 2013.   On April 1, 2013, the Company entered into a second note agreement with the same party in the amount of $22,000 with the same terms.  No payments were made during the year ended December 31, 2013.  The 10% interest discount is being amortized over the life of the note.  Debt discount amortization for the year ended December 31, 2013 totaled to $1,511 for this note.

Note 6:   During the year ended December 31, 2013, the Company received cash proceeds of $5,000 for this convertible debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading price during a 15 day trading period prior to the date of conversion. During the 3rd quarter of current year, the Company settled entire debt by issuing common stock yielding a balance of $nil as of December 31, 2013.  A debt discount was recorded for $5,000 based on the fact that there was a beneficial conversion feature in the convertible promissory note.  Entire debt discount was fully amortized at conversion of the debt.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013. As the note was fully discounted, debt discount due to derivative liabilities in the amount of $13,699 was recorded as loss on derivative as of December 31, 2013.

Note 7:   During the year ended December 31, 2013, the Company received cash proceeds of $35,000 for this debt obligation which bears interest at the rate of 12%.  The Company settled $17,130 in debt for common stock, yielding a balance of $17,870 at the end of the period, and there is $2,725 in accrued interest on the note. A debt discount was recorded for $35,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount amortization for the period was $34,461. This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading prices over the 15 days prior to the conversion date.  On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes cause a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013.  The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $95,769 was recorded as loss on derivative as of December 31, 2013.  Financing costs of $6,050 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and was fully amortized as of December 31, 2013.

Note 8:  During the year ended December 31, 2013, the Company received cash proceeds from promissory notes in the amount of $12,500 and $19,000, each bears interest at the rate of 6% respectively, from a note holder.  On August 14, 2013, the Company signed a debt exchange agreement to amend one of the original notes in the amount of $19,000 to a convertible promissory note.  This convertible promissory note allows note holder to convert outstanding balance to common stock at 25% of the Company’s common stock’s closing price on conversion date. In addition, on August 14, 2013, note holder entered into debt assignment agreements to assign $12,500 interest of the other original note to unrelated third party. The Company then, on the same day, signed a convertible promissory note agreement with the assignee for the interest being assigned. This convertible note bears 8% annual interest, and it is convertible into common at $0.00125 per share. During the 3rd quarter of current year, the Company settled both convertible notes by issuing common stock, yielding a balance of $nil. The Company evaluated the derivative liabilities related to the two convertible notes. Debt discount of $19,000 and $12,500, and loss on derivative of $20 and $13 was recorded respectively due to embedded derivative feature of the convertible promissory note. Entire debt discount of the notes were fully amortized at conversion and debt paid in full as of December 31, 2013.

Note 9:   During the year ended December 31, 2013, the Company received cash proceeds of $27,500 for this debt obligation which bears interest at the rate of 8%.  This note is convertible into a number of shares by dividing the principal and interest owed by the greater of $0.00005 or 45% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  During the year ended December 31, 2013, note holder has enforced a penalty of $13,750 onto the Company, and the Company settled entire debt and unpaid accrued interest by issuing common stock yielding a balance of $nil as of December 31, 2013.  A debt discount was recorded for $27,500 based on the fact that there was a beneficial conversion feature in the promissory note.  Entire debt discount was fully amortized at conversion as of December 31, 2013.   On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities.  These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013. The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013. As the note was fully discounted, debt discount due to derivative liabilities in the amount of $39,078 was recorded as loss on derivative as of December 31, 2013.  Financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and the loan was paid in full as of December 31, 2013.

Note 10:  During the year ended December 31, 2013, the Company received cash advances of $11,300 related to a debt obligation. The note bears no interest; therefore, Company imputed interest at 12% and recorded imputed interest in the amount of $2,400 for the year ended December 31, 2013 as additional paid in capital. No payments were made during the period.

Note 11:  On May 20, 2013, one of the note holders assigned debt in the amount of $30,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest. On the same date, the Company issued a convertible note to this unrelated third party for cash proceed of $30,000 received.  Both notes are convertible into a number of shares at a discount of 50% off the lowest intra-day trading prices during the 10 days prior to the conversion date. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 20, 2013. Debt discount of $30,000 for each convertible note was recorded due to embedded derivative feature, and a loss on derivative valuation of $4,541 for each convertible note was also recorded as of December 31, 203. During the 3rd quarter of current year, the Company settled one of the $30,000 convertible notes and its related accrued interest by issuing common stock, yielding a balance of $30,000 at the period end.  Total debt discount amortization for both notes for the period was $52,204. There is accrued interest of $2,206 for the year ended December 31, 2013 on remaining balance. On August 26, 2013, one of the note holders assigned debt in the amount of $42,000 to this same unrelated third party, and Company issued a convertible promissory note for the debt assigned with 12% annual interests. This convertible note has the same conversion terms as those previously issued to this unrelated third party.  A debt discount of $42,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $11,035 was recorded as of December 31, 2013.  During the 3rd quarter of current year, the Company settled $12,483 of this note by issuing common stock, yielding balance of $29,517. No payments were made in the 4th quarter. Total debt discount amortization on this note for the period was $31,041. There is accrued interest of $1,264 on this note for the year ended December 31, 2013.  On August 30, 2013, the Company received cash proceeds in the amount of $25,000 related to a convertible debt obligation with the same unrelated third party. This convertible note has the same conversion terms as those previously issued to this unrelated third party.  A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,026 was recorded as of December 31, 2013. Total debt discount amortization for the period was $8,425.  No payments were made during the year ended December 31, 2013 and there is accrued interest of $975 on this note.

Note 12:   During the year ended December 31, the Company received cash proceeds of $25,000 for this debt obligation which bears interest at the rate of 6%.  No payments were made during the year ended December 31, 2013, and there is accrued interest of $3,873 on the note.  A debt discount was recorded for $25,000 based on the fact that there was a beneficial conversion feature in the promissory note.  Total debt discount was fully amortized as of December 31, 2013. This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by  50% of the average lowest 3 trading prices over the 20 days prior to the conversion date. On May 20, 2013, the Company issued convertible notes with embedded derivative features that were classified as derivative liabilities. These notes causes a tainted equity environment; therefore this convertible note was classified as derivative liabilities as of May 20, 2013. The Company evaluated the derivative liabilities and debt discount related to this note on May 20, 2013.  As the note was fully discounted, debt discount due to derivative liabilities in the amount of $25,461 was recorded as loss on derivative as of December 31, 2013.  This note is at default as of December 31, 2013.

Note 13:  On May 22, 2013, the Company received cash advances of $25,000 against a reserved note of $275,000. Outstanding principal amount included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. The note bears annual interest of 12%.  During the year ended December 31, 2013, the Company settled $2,200 in debt for common stock, yielding a balance of $27,300 at the end of the period, and there is $3,540 in accrued interest on the note.  This note is convertible into a number of shares equal to the dollar conversion amount divided by the lesser of $0.10 or 60% of the lowest trading price in the 25 trading days prior to conversion. The conversion option becomes effective immediately after the effective date of the note. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 22, 2013.  A debt discount of $26,137 was recorded due to embedded derivative feature in the convertible promissory note. For the year ended December 31, 2013, the Company recorded debt discount amortization of $16,842, original interest discount amortization of $1,884, and amortization of financing cost of $1,167 for this note.   In addition, on August 21, 2013, the Company received another convertible note in the amount of $25,000 against the reserved note of $275,000 from the same unrelated third party. Outstanding principal of this note included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. This note has the same conversion and interest term as that previously issued to the same party. No payments were made during the period and there is accrued interest of $3,540 on the note. A debt discount of $29,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,369 was recorded as of December 31, 2013. For the year ended December 31, 2013, the Company recorded debt discount amortization of $10,668, original interest discount amortization of $904, and amortization of financing costs of $719 for this note.

Note 14:   On May 30, 2013, one of the note holders assigned debt in the amount of $120,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest. This note is convertible into a number of shares at a discount of 50% of the lowest intra-day trading price during the five trading days immediately prior to conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 30, 2013.  A debt discount of $120,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $10,385 was recorded as of December 31, 2013. The Company settled entire outstanding debt and unpaid interest in common stock, yielding balance of $nil as of December 31, 2013.  The debt discount was fully amortized at conversion of the debt.

Note 15:  As of December 31, 2013 the Company had a note outstanding of $12,000 for this debt obligation which bears interest at the rate of 18% compounded monthly. No payments were made during the period and there is accrued interest of $3,903 on the note.  Accrued interest was reclassified to principal owed as of December 31, 2013.  This note is at default as of December 31, 2013.

Note 16:   On May 30, 2013, the Company received cash proceeds of $50,000 for this debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by 50% of the average lowest  trading prices over the 5 days prior to the conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 30, 2013. A debt discount of $50,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,652 was recorded as of December 31, 2013.  Total debt discount amortization for the period was $39,234. In relation to the cash advances, financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $1,944 was amortized as of December 31, 2013.  There is accrued interest of $3,500 as of December 31, 2013 for this note.

Note 17:  During  the year ended December 31, 2013 we had received cash proceeds from an unrelated third party for the aggregate amount of $11,500 , which is payable in principal and interest with rates of 18% compounded monthly. No payments were made in the period.  Accrued interest in the amount of $1,187 for the period was reclassified to principal owed as of December 31, 2013.

Note 18:  On May 21, 2013, the Company received cash proceeds of $7,780 for this debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by 45% of average of three (3) lowest trading closing bid price during the 20 days prior to conversion.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 21, 2013.  A debt discount of $7,780 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $3,188 was recorded as of December 31, 2013.  The Company settled entire outstanding debt and unpaid interest in common stock, yielding balance of $nil as of December 31, 2013.  The debt discount was fully amortized at conversion of the debt.

Note 19:   On August 1, 2013, the Company received cash proceeds of $27,500 for this debt obligation which bears interest at the rate of 8%.  No payments were made during the period and there is $917 in accrued interest on the note. A debt discount of $13,624 was recorded due to embedded derivative feature in the convertible promissory note. Total debt discount amortization for the period was $10,482. This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note. Financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $1,389 was amortized as of December 31, 2013.

Note 20:   On August 14, 2013, the Company received cash proceeds of $22,000 for this convertible debt obligation which bears interest at the rate of 8%.  No payments were made during the period and there is $688 in accrued interest on the note. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 days prior to the conversion date.  A debt discount of $22,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $1,407 was recorded as of December 31, 2013.  Total debt discount amortization for the period was $11,201.  Financing costs of $2,000 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $1,000 was amortized as of December 31, 2013.

Note 21:   On August 23, 2013, the Company received cash proceeds of $25,000 for this convertible debt obligation that has a cash redemption premium of 125%. No payments were made during the period. This note is convertible into a number of shares by dividing the principal by 50% of the average of the three lowest trades over the 10 days prior to the conversion date. This convertible note bears no interest; therefore, the Company imputed interest at 12%, and recorded imputed interest of $1,068 for the year ended December 31, 2013 as additional paid in capital. A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $7,178 was recorded as of December 31, 2013. Total debt discount amortization for the period was $17,663.

Note 22:  On September 30, 2013, the Company received cash proceeds of $32,500 for this debt obligation which bears interest at the rate of 8%.  No payments were made during the period and there is $651 in accrued interest on the note. A debt discount of $32,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,967 was recorded as of December 31, 2013.  Total debt discount amortization for the period was $10,873. This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices over the 20 days prior to the conversion date.  This conversion option does not become effective until 180 days after issuance of the note. Financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $883 was amortized as of December 31, 2013.

Note 23:   On November 20, 2013, the Company received cash proceeds of $15,000 from related party for debt obligation which bears interest at the rate of 6%.  No payments were made during the period and there is $101 in accrued interest on the note. A debt discount of $7,424 was recorded due to embedded derivative feature in the convertible promissory note as of December 31, 2013.  Total debt discount amortization for the period was $834. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices during the 10 trading days prior to the conversion date.  Financing costs of $10,000 were paid in conjunction with this debt.  These fees are amortized over the term of the loan and a total of $1,123 was amortized as of December 31, 2013.

Note 24:   On December 3, 2013, one of the note holders assigned debt in the amount of $21,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest. The note is convertible into a number of shares at a discount of 50% of the average closing price for the Company’s common stock during three trading days prior to the conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability. Debt discount of $21,000 for the convertible note was recorded due to embedded derivative feature, and a loss on derivative valuation of $2,191 for the convertible note was also recorded as of December 31, 2013. Total debt discount amortization for the note for the period was $3,630. There is accrued interest of $196 as of December 31, 2013 on outstanding balance.

Note 25: On April 26, 2013, the Company entered into an agreement to extend option with related party EGPI, Firecreek and its oil and gas properties operator.  In the agreement, the Company acknowledged that related party, EGPI Firecreek, Inc. had outstanding balance in the amount of $200,000 owed to Company’s oil and gas properties operator, and agreed to assume the debt repaying obligation along with EGPI Firecreek.  As of December 31, 2013, no payment was made.  As the note agreement has no stated interest, the Company imputed interest at 12%, and recorded imputed interest of $16,373 for the year ended December 31, 2013 as additional paid in capital.

10. Derivative Liabilities

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of December 31, 2013, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $220,131.  During the twelve months period ended December 31, 2013, the Company recognized a loss on change in fair value of derivative liability totaling $127,872.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at December 31, 2013 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 300% to 324% based on the historical volatility for the company.

•	An event of default would occur 5% of the time, increasing 1.00% per quarter to a maximum of 10%.

•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.

•	The monthly trading volume would average $436,923 to $505,545 and would increase at 1% per month.

•	The variable conversion prices ranging from 25% to 60% of bid or close prices over 10 to 25 trading days have effective discount rates of 50.00% to 75.00%

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

The components of the derivative liability on the Company’s balance sheet at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012

Embedded conversion features - convertible promissory notes	$220,131	$-
	$220,131	$-

The Company had the following changes in the derivative liability:

Balance at December 31, 2012	-
Issuance of securities with embedded derivatives	$820,818
Debt conversion	(421,206)
Derivative (gain) or loss due to mark to market adjustment	(179,481)
Balance at December 31, 2013	$220,131

11. Asset Retirement Obligation (ARO)

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

The following table is a reconciliation of the ARO liability for continuing operations for the twelve months ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Asset retirement obligation at the beginning of period	$-	$-
Acquisition of oil and gas leases	5,114	8,644
Revisions to previous estimates	-	(3,860)
Dispositions	-	-
Accretion expense	667	330
Asset retirement obligation at the end of period	$5,781	$5,114

12. Concentrations and Risk

Customers

During the year ended December 31, 2013, revenue generated under the top two customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company. Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

13. Contingencies

The Company has certain notes that may become convertible in the future and potentially  result in  dilution to our common shareholders.

14. Subsequent Events

In January 2014, the Company issued 9.875% convertible promissory notes to certain institutional or accredited investors in behalf of an assignment of debt in the amount of $20,000 all due twelve (12) months from the date of issuance. The Company has no right for prepayment.

In January 2014, the Company issued 9.875% convertible promissory notes to certain institutional or accredited investors in behalf of a direct investment to the Company in the amount of $12,500 all due twelve (12) months from the date of issuance. The Company has no right for prepayment.

In January 2014, the Company authorized a new Series C Preferred Stock having 31,500 votes per share on the election of our Directors and for all other purposes. The shares are voting only and do not convert to common stock. For the full summary of the rights, powers and preferences of the Series C preferred shares please see information set forth in the Certificate of Designations attached on Exhibit 3.1 of an 8-K, Item 5.03, filed on January 15, 2014, incorporated herein by reference.

In January 2014, the Company reported in its Current Report on Form 8-K filed on January 30, 2014, that the Financial Institution Regulatory Authority (“FINRA”) approved our Reverse Stock Split to become effective on Friday, January 31, 2014 (the “Effective Date”) on a 1:1500 basis. The new CUSIP number for this corporate action is 60921T205.

In January 2014 the Company entered into a Letter of Intent with Ben J. Taylor, Inc. ("Taylor") of Fort Worth, Texas. The plans if fully implemented will include the Company to join with Taylor in the development of the Third Bone Springs and Wolfcamp formations in the University 18-19A "No. 1" well at approximately 11,000 foot depth, located in Ward County, Texas. For additional information please see the Section in this Report on “Recent Developments” or Item 8.01 of our Current Report on Form 8-K filed on February 7, 2014.

In January 2014 the Company entered into a Letter of Intent with Firecreek Global, Inc. to drill two inside locations to the Ellenberger formation at 4500 ft. on its Jackson Lease in Callahan County, Texas, and other opportunities on the approximate 1,000+ acre oil and gas lease. For additional information please see the Section in this Report on “Recent Developments” or Item 8.01 of our Current Report on Form 8-K filed on February 7, 2014.

In February 2014, the Company reported that it entered into an Asset Purchase Agreement on January 21, 2014, by and among Shale Corp. a private corporation organized under the laws of the Ontario with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2Vl ("SCorp" or “Purchaser”). This is for the purpose of establishing majority owned subsidiary operations to be consolidated with the Company to support its current and future oil and gas development plans for certain of its properties and interests existing before the transaction (for additional information please see our Form 8-K filed on February 7, 2014, incorporated herein by reference).

In February 2014, the Company issued 12% convertible promissory notes to certain institutional or accredited investors in behalf of an assignment of debt in the amount of $21,000 all due in December 2014 unless otherwise mutually agreed for extension. The Company has the right to prepay, in whole or in part, at any time and from time to time, with premium and/or penalty, where parties to the promissory note have approved said premium or penalty in writing.

In February 2014, the Company issued 8% promissory notes to certain institutional or accredited investors in the amount of $22,500 all due nine (9) months from the date of issuance. The Company has the right to repay within 180 days from the effectiveness of the note.

In February and March 2014, the Company issued certain restricted shares of its common stock. Please see information contained in our Form 8-K filed on April 3, 2014, incorporated herein by reference, and elsewhere listed in this Report in the Section titled “Recent Sales of Unregistered Securities”.

In March 2014, the Company entered into a Modification and Extension to “Amended Participation Agreement” dated January 21, 2014. For further information please see Exhibit 10.1 to a Current Report on Form 8-K, filed on April 3, 2014, along with additional information contained in our Form 8-K and Exhibits 10.1, 10.2 and 10.3 filed on February 7, 2014.

In March 2014, the Company entered into a Second Amendment to Modification, Amendment, and Further Extension of the Agreement to Extend Option dated effective on December 31, 2013 between EGPI Firecreek, Inc. on behalf of itself and all of its wholly  owned subsidiaries including, but not limited to, Energy Producers, Inc. (“EPI”), and the Company, which is amended to be by and through 2301840 Ontario Inc., a wholly owned subsidiary of Boomerang Oil, Inc. (formerly 0922337 BC LTD) (“Boomerang”), now a Majority owned subsidiary of the Company. For further information please see Exhibit 10.1 to a Current Report on Form 8-K, filed on April 3, 2014, along with additional information contained in our Form 8-K and Exhibits 10.1, 10.2 and 10.3 filed on February 7, 2014.

In March 2014, the Company issued 10% convertible promissory notes to certain institutional or accredited investors in behalf of an assignment of debt in the amount of $7,500 all due twelve (12) months from the date of issuance. The Company has no right for prepayment.

In March 2014, the Company issued 10% convertible promissory notes to certain institutional or accredited investors in behalf of a direct investment to the Company in the amount of $10,000 all due twelve (12) months from the date of issuance. The Company has no right for prepayment.

In March 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement. The Settlement Agreement became effective and binding on March 21, 2014. For further information please see a Current Report on Form 8-K filed on March 31, 2014, incorporated herein by reference.

In April 2014, the Company issued 8% convertible promissory notes to certain institutional or accredited investors in the amount of $8,000 all due nine (9) months from the date of issuance. The Company has the right to repay within 180 days from the effectiveness of the note.

Subsequent to year ended December 31, 2013 through April 9, 2014, the Company issued 11,300,000 common shares for services rendered.

Subsequent to year ended December 31, 2013 through April 9, 2014, the Company issued 1,092,134 common shares to reduce debt on convertible promissory notes.

Subsequent to year ended December 31, 2013 through April 9, 2014, the Company issued 475,000 common shares to reduce account payable balances.

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

Costs Incurred and Capitalized Costs

The costs incurred in oil and gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2013	2012
Costs Incurred for the Year:
Proved Property Acquisition	$-	$1,109,572
Unproved Property Acquisition		-
Development Costs		80,000
Total	$-	$1,189,572

Results of operations (All United States Based):

	2013	2012
Revenues	$133,369	$87,309
Production costs	110,961	73,613
Exploration costs	-	-
Impairment of oil and gas assets	84,778	147,795
Depreciation & amortization	18,079	58,969
Provision for income tax	-	-
Net profit (loss) from oil and gas producing activities:	$(80,449)	$(193,068)

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

	Natural
	Gas	Oil
	(MCF)	(BLS)

Proved Developed and Undeveloped Reserves at December 31, 2012	758,063	116,483

Acquisitions of Proved Developed and Undeveloped Reserves	-	-
Revisions of Previous Estimates and Extensions, Discoveries and Other Additions	(10,889)	331
Production	(3,679)	(1,272)

Proved Developed and Undeveloped Reserves at December 31, 2013	743,495	115,542

Proved Developed Reserves at December 31, 2012	31,165	8,001
Proved Developed Reserves at December 31, 2013	16,597	7,060

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating proved oil and gas were prepared in accordance with the provisions of ASC 932-235-555. Future cash inflows were computed by applying average prices of oil and gas for the last 12 months as of December 31, 2013 and current prices as of December 31, 2013 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and gas reserves.

	Year Ended December 31,
	2013	2012
Future Cash Inflows	$12,359,554	$11,494,999
Future Production Costs	(2,123,044)	(2,03,127)
Future Development Costs	(3,141,562)	(3,132,187)
Future Net Cash Inflows	7,094,948	6,359,685)

10% Annual Discount for Estimated Timing of Cash Flows	(4,096,573)	(3,490,847)

Standardized Measure of Discounted Future Net Cash Flows	$2,998,375	$2,868,838

The twelve month average prices for the year ended December 31, 2013 and 2012, and year-end spot prices at December 31, 2013 and 2012 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2013 (Average)	$3.56	$92.25
December 31, 2012 (Average)	$3.15	$88.45

Changes in the future net cash inflows discounted at 10% per annum follow:

Year Ended December 31,
	2012	2012
Beginning of Period	$-	$-
Sales of Oil and Natural Gas Produced, Net of Production Costs	-	-
Extensions and Discoveries	-	-
Previously Estimated Development Cost Incurred During the Period	-	-
Net Change of Prices and Production Costs	-	-
Change in Future Development Costs	-	-
Revisions of Quantity and Timing Estimates	-	-
Accretion of Discount	-	-
Change in Income Taxes	-	-
Purchase of Reserves in Place	2,998,375	2,868,838
Other	-	-
End of Period	$2,998,375	$2,868,838

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures:

Our President and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

•
In connection with the preparation of the Original Report, we identified a deficiency in our disclosure controls and procedures related to communication with the appropriate personnel involved with our 2013 audit. We are utilizing additional accounting consultants to assist us in improving our controls and procedures. We believe these measures will benefit us by reducing the likelihood of a similar event occurring in the future.

•	Due to our relatively small size, we do not have segregation of duties which is a deficiency in our disclosure controls. We do not presently have the resources to cure this deficiency.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2013, the Company's internal control over financial reporting are not effective due to the material weaknesses noted on the previous page.

Management has not identified any change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 and through the date of this report (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Effective March 24, 2014 by majority consent of the Mondial Ventures, Inc. (“MNVN” or the “Company”) shareholders of record at March 24, 2013 two (2) members were elected to the Company’s Board of Directors. The Directors shall hold their respective office until the Company’s Annual Meeting of Shareholders in 2015 or until their successors are duly elected and qualified. The members of the Company’s Board of Directors are as follows:

Name	Age	Position(s) With Company	Position(s) Held Since

Dennis R. Alexander	59	Director, Chairman	2012
Joanne M. Sylvanus	82	Director	2012

Effective March 24, 2014 by majority consent of the Mondial Ventures, Inc. (“MNVN” or the “Company”) directors of record at March 24, 2014 two (2) persons were elected as officers of the Company. The Officers shall hold their respective office until the Company’s Annual Meeting of Directors in 2015 or until their successors are duly elected and qualified. The Officers of the Company are as follows:

Name	Age	Position(s) With Company	Position(s) Held Since

Dennis R. Alexander	59	Chief Executive Officer, President	2012
Joanne M. Sylvanus	82	Chief Financial Officer, Treasurer, Secretary	2012

Board Meeting

While the Board of Directors had no regularly scheduled physical meetings held during fiscal 2013, the Board of Directors business was conducted via Consent(s) to Action in Lieu of Meeting, held Electronically, Telephonically, or In Person, (the “Consent(s)”)). There were a total of twelve (12) consents obtained during fiscal 2013 and all members of the then Board of Directors attended at least 75% of all meetings held by the above listed Consent(s).

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not have a standing Audit Committee and therefore presently the Board of Directors is the acting Audit Committee.

RATIFICATION OF APPOINTMENT OF AUDITORS

The Board of Directors has appointed M & K CPAS, PLLC, as the Company's independent certified public accountants for the fiscal year ending December 31, 2013 and December 31, 2014.

There have been no disagreements between the Company and the Auditors during the term of its relationship.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE

The directors, executive officers and significant employees of the Company as of March 24, 2013 are as follows:

Name	Age	Position(s)	Position(s) Held Since
Dennis R. Alexander	59	Director and Chief Executive Officer and Chief Financial Officer	2012
Joanne M. Sylvanus	82	Chief Financial Officer, Treasurer, Secretary	2012

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended December 31, 2013, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

Code of Ethics

 Our Code of Ethics historically is applicable to all employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.  Our Code of Ethics is historically available at website at www.legacyathleticbrand.com.  The Company intends to satisfy its disclosure requirements under Item 5.05(c) of Form 8-K, regarding an amendment to or waiver from a provision of its Code of Ethics by posting such information on our website at www.legacyathleticbrand.com . The Company intends to update its Code of Ethics within the second quarter of operations due to the recent changes in management and industry segment.

ITEM 11. EXECUTIVE COMPENSATION

The following tables summarize annual and long-term compensation paid to the Company’s Chief Executive Officer and Chief Financial Officer for all services rendered to the Company and its subsidiaries during each of the last three fiscal years. The Company did not retain any employees and payments are made for services as available. Note: All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

Summary Compensation Table 1/

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)

Dennis R. Alexander (2) / (*)	2013	n/a	n/a		-0-	75,000	(3)
Chairman, CEO, President	2012	n/a	250,000	(1)	-0-	25,000	(3)
	2011	n/a	n/a		-0-	-0-

Joanne M. Sylvanus (2) / (*)	2013	n/a	n/a		-0-	36,000	(3)
	2012	n/a	n/a		-0-	9,000	(3)
	2011	n/a	n/a		-0-

(*)	Please see “Certain Relationships and Related Transactions” for additional discussion on agreements with individual consulting firms.

(1)
The balance of the amounts in the columns for 2012 for each of D.R. Alexander, represents value for shares of Common Restricted Stock received. For the named Executive, directly or indirectly owned or controlled by him, 5,000,000 shares were received having a value of $250,000, but with a dual restrictive provision not to sell, hypothecate, or otherwise dispose of in any way for a period of 7 months from the date of issue creating a non or 0 value at December 31, 2012.

(2)	D.R. Alexander and Joanne M. Sylvanus have been with the Company since July 31, 2012.
(3)	Balance represented consulting fee for services rendered during the particular fiscal year.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.

Director Compensation

As of December 31, 2013 there were no compensation arrangements made for Directors, meetings of the Board of Directors, or travel and expense to and from meetings of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Securities by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Securities, each director of the Company, each executive officer, and all directors and executive officers of the Company as a group as of April 9, 2014. Unless otherwise indicated, the company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

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

The information in the following table is based on 13,201,872 shares of common and preferred stock issued and outstanding as of April 9, 2014.

	Name and Address of
Title of	Beneficial	* Common Stock Beneficially		** Series C Voting Preferred
Class	Owner (1)	Owned	(%) Vote	Owned	(%) Vote

Common	Global Media Network USA, Inc. (2)	3,334,042	22.75	50,000	**
	c/o 6564 Smoke Tree Lane
	Scottsdale Arizona, 85253
Common	Steve Antebi (3)	1,600,000	12.12
	10550 Fontenelle Way,
	Los Angeles, California, 90077
Common	Joanne M. Sylvanus Revocable Trust (4)	1,500,000	11.36	50,000	**
	c/o 6564 Smoke Tree Lane
	Scottsdale Arizona, 85253
Common	Joseph M. Vazquez III (5)	1,000,000	7.57
	5324 Pine Tree Drive
	Miami Beach, FL. 33140
Common	David Roff (6)	950,000	7.20
	c/o 6564 Smoke Tree Lane
	Scottsdale Arizona, 85253
Common	JAX Capital Growth, LLC (7)	733,884	5.55
	70 Christopher Ct.
	Woodburry, NY 11797

Common	All directors and officers including	8,786,418	66.55
	other persons or groups

(1)	Beneficial ownership is determined in accordance with the rules of the SEC.
(2)
Global Media Network USA, Inc. is indirectly owned by Dennis R. Alexander, an Officer and Director and Shareholder of the Company, and is in common control with EGPI Firecreek, Inc. whereon Dennis Alexander via Global Media owns approximately 7.6% of EGPI which owns 9,333 shares of Mondial.

(3)	Steve Antebi is an Advisor and Shareholder of the Company, and is not an Officer or Director.
(4)	Mrs. Sylvanus, Joanne M. Sylvanus Revocable Trust, is a shareholder, a Director, CFO and Secretary of the Company.
(5)	Joseph M. Vazquez III is an Advisor and Consultant and not an Officer or Director of the Company.
(6)	David Roff is a Shareholder and not an Officer or Director of the Company.
(7)	JAX Capital Growth, LLC is a Business Advisor and Shareholder and not an Officer or Director of the Company.

* **As indicated in the table above, our executive officers and directors and certain persons or entities beneficially own, in the aggregate, approximately 66.55 percent of our outstanding common stock and in addition certain officers and directors own shares of our Series C Preferred Stock with Super Voting characteristics carrying 31,500 votes per share owned. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities: i) The operation of which may at a subsequent date result in a change in control of the registrant; or ii) With respect to the election of directors or other matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Executive Management; Fiscal Year Ended December 31, 2013, December 31, 2012, and December 31, 2011.

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

Table 1
		Paid	Accrued
Entity	Related Party	2013	2013
Global Media Network USA, Inc. *	Dennis R. Alexander (1)	$73,200	$1,800
Joanne M. Sylvanus **	Joanne M. Sylvanus (2)	$30,000	$6,000

* For 2013, the contract amounts paid to Global Media Network USA, Inc. were in the aggregate $75,000 of which $73,200 was paid against accruals. A contract month to month subject to adjustment is being charged at the rate of $5,000 per month plus approved expenses thorough September 30, 2013 and increasing to $10,000 plus approved expenses as of October 1, 2013.

** For 2013, the contract amounts paid to Joanne M. Sylvanus were in the aggregate $36,000 of which $30,000 was paid against accruals. A sub contract arrangement is in place on a month to month basis subject to adjustment is being charged at the rate of $3,000 per month.

Table 2
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

** For 2012, the contract amounts paid to Joanne M. Sylvanus were in the aggregate $9,000 of which $3,000 was paid against accruals. A sub contract arrangement is in place on a month to month basis subject to adjustment is being charged at the rate of $3,000 per month.

(1)	Dennis R. Alexander, serves as Chairman, CEO, President and Director, and a shareholder of the Company.
(2)	Joanne M. Sylvanus, serves as Director, Chief Financial Officer, Secretary, Treasurer of the Company.

I. (*)(**) On March 1, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (1) 10550 Fontenelle Way, Los Angeles, California, 90077	3/1/14	1,600,000	Consultant/Advisory	$100,000

(1)	Steven Antebi provides other Business Consulting and advisory services, and is not currently a director, or officer of the Registrant.

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**) $100,000 worth of common stock in the immediately preceding table was used primarily in consideration of services rendered to the Company.

 (***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

II. (*) (**) Effective February 11, 2014, by majority consent of the Board of Directors, the Company approved the following issuances of its restricted common stock in consideration of services rendered, including for and as incentive to continue to assist and provide services to the Company or its subsidiaries.

Name and Address	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration

Global Media Network USA, Inc. (1) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/11/2014	3,000,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(**)

Joanne M. Sylvanus (2) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	2/11/2014	1,500,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(**)

(1)
Global Media Network USA, Inc. is 100% owned by Dennis R. Alexander who provides day to day operational services and business consulting services to the Company, and is a shareholder, Chairman, director, and an officer of the Company.

(2)	Joanne M. Sylvanus, for business and consulting, accounting, and advisory services; Mrs. Sylvanus is a shareholder, a director, and CFO and Secretary of the Company.

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**)The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of bonus for services rendered to the Company and/or one or more of its subsidiaries, and incentive.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

III. (i)(ii) On February 11, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for business consulting and advisory services rendered.

Name and Address	Date	Restricted Common Share Amt	Type of Consideration	Fair Market Value of Consideration
		(iii)
LPA Associates, AG. (1) 45 Seefeldstrasse, 8008 Zurich Switzerland	2/11/14	500,000	Business Consulting / Advisory services	$(	**)

Ghiona Invest and Trade, Inc. (2) Morgan & Morgan Building Pasea Estate, Road Town, Tortola British Virgin Islands	2/11/14	500,000	Business Consulting / Advisory services	$(	**)

David Roff (3) 20 Chicora Ave. Toronto, Ontario M5R 1T7 Canada	2/11/14	950,000	Business Consulting / Advisory services	$(	**)

(1)	LPA Associates, AG. fpr business consulting and advisory services. LPA Associates, AG. is a shareholder and is not a director or officer of the Company.
(2)	Ghiona Invest and Trade, Inc. fpr business consulting and advisory services. Ghiona Invest and Trade, Inc.. is a shareholder and is not a director or officer of the Company.
(3)	David Roff fpr business consulting and advisory services. David Roff is a shareholder and is not a director or officer of the Company.

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of business consulting and advisory services.

(iii) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

IV. (i)(ii) On February 10, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name and Address	Date	Restricted Common Shares Amt	Type of Consideration	Fair Market Value of Consideration
		(iii)
Jeffrey M. Proper (1) 10645 n. Tatum blvd suite 200-652 Phoenix, Arizona 85028	2/10/14	250,000	Legal, Business Consulting and Advisory services	$(	**)

Penny Proper (2) 10645 n. Tatum blvd suite 200-652 Phoenix, Arizona 85028	2/10/14	250,000	Legal, Business Consulting and Advisory services / By Directive of Mr. Proper	$(	**)

Jeffrey M. Proper, PLLC (3) 10645 n. Tatum blvd suite 200-652 Phoenix, Arizona 85028	2/10/14	250,000	Legal, Business Consulting and Advisory services	$(	**)

Stacy Huls (4) 10645 n. Tatum blvd suite 200-652 Phoenix, Arizona 85028	2/10/14	250,000	Legal, Business Consulting and Advisory services / By Directive of Mr. Proper	$(	**)

(1)	Jeffrey M. Proper, for legal, business consulting and advisory services. Mr. Proper is a shareholder and is not a director or officer of the Company.
(2)	Penny Proper, as directed by Mr. Proper for or related to Jeff Proper legal, business consulting and advisory services. Penny Proper is a shareholder and is not a director or officer of the Company.
(3)	Jeffrey M. Proper, PLLC, for legal, business consulting and advisory services. Jeffrey M. Proper PLLC is a shareholder and is not a director or officer of the Company.
(4)	Stacy Huls, as directed by Mr. Proper for or related to Jeff Proper legal, business consulting and advisory services. Stacy Huls is a shareholder and is not a director or officer of the Company.

(i)  Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of legal, business consulting and advisory services or by directive for same by Mr. Proper.

(iii) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

V. (*)(**) On February 6, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(***)	Type of Consideration	Fair Market Value of Consideration

Joseph M. Vazquez III (***)(1) 5324 Pine Tree Drive Miami Beach, FL. 33140	2/6/14	1,000,000	Business Consultant//Advisory	$	(**)

(1)	Joseph M. Vazquez III provides other business Consulting, advisory services, and is not currently a director, or officer of the Registrant.

(*) Issuances are approved, subject to such persons agreeing in writing to i) comply with applicable securities laws and regulations and make required disclosures; and ii) be solely and entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable.

(**)The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of business consulting and advisory services.

(***) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

VI. (i)(ii) On February 6, 2014, by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name and Address	Date	Restricted Common Share Amt	Type of Consideration	Fair Market Value of Consideration
		(iii)
JAX Capital Growth LLC (1) 70 Christopher Ct. Woodburry, New York 11797	2/6/14	500,000	Business and Finance Consulting / Advisory services	$(	**)

JMZ Alliance. Group, Inc. (2) 1108 Kane Concourse #206 Bay Harbor Islands, FL 33154	2/6/14	150,000	Business Consulting / Advisory services	$(	**)

Infinite Growth Concepts, Inc. (3) 25 Pond Rd Woodbury NY 11797	2/6/14	150,000	Business Consulting / Advisory services	$(	**)

FigCapital, LLC (4) 347 Fifth Avenue Suite 1402-212 New York, NY 10016	2/6/14	200,000	Business Finance Consulting / Advisory services	$(	**)

Knightsbridge Law Co., Ltd (5) 3 Raffles Place #07-01 Bharat Building Singapore 048617	2/6/14	250,000	Business Finance Consulting / Advisory services	$(	**)

(1)	JAX Capital Growth, LLC for business and finance consulting and advisory services rendered to the Company; JAX Capital Growth, LLC is a shareholder and is not a director or officer of the Company.
(2)	JMZ Alliance. Group, Inc., for business consulting and advisory services rendered to the Company; JMZ Alliance. Group, Inc is a shareholder and is not a director or officer of the Company.
(3)	Infinite Growth Concepts, Inc., for business consulting and advisory services rendered to the Company; Infinite Growth Concepts, Inc. is a shareholder and is not a director or officer of the Company.
(4)	FigCapital, LLC, for business finance consulting and advisory services rendered to the Company; FigCapital, LLC is a shareholder and is not a director or officer of the Company.
(5)	Knightsbridge Law Co., Ltd, for business finance consulting and advisory services rendered to the Company; Knightsbridge Law Co., Ltd, AG is a shareholder of the Company.

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) The dollar amount for the financing proceeds in the immediately preceding table will need to also be verified or determined by independent valuation or by the Company’s auditors as the last sale price prior to February 11, 2014 on January 30, 2014 was appx. $0.1499 per share, and there was no closing sale price easily determinable on the date of issuance due a recent 1:1500 reverse stock split. The then determination will be for and in consideration of business consulting and or business finance consulting and advisory services.

(iii) The shares of common stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

VII. (i) (ii) Effective January, 2014, by majority consent of the Board of Directors, the Company approved the following issuances of its Series C preferred stock, par value $0.001 per share, to the following persons in consideration of services rendered, including for and as incentive to continue to assist and provide services to the Company or its subsidiaries.

Name and Address	Date	Series C Preferred Stock Share Amt	Type of Consideration	Fair Market Value of Consideration
(iii)(iv)
Global Media Network USA, Inc. (1) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	1/14/2014	*50,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

Joanne M. Sylvanus (2) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	1/14/2014	**50,000	For services rendered to the Company, and Subsidiaries and Incentive	$	(Note 1)

(1)
Global Media Network USA, Inc. is 100% owned by Dennis R. Alexander who provides day to day operational services and business consulting services to the Company, and is a shareholder, Chairman, director, and an officer of the Company.

(2)	Joanne M. Sylvanus, for business and consulting, accounting, and advisory services; Mrs. Sylvanus is a shareholder, a director, and CFO and Secretary of the Company.

(Note 1): Series C preferred stock: The Preferred C stock has a nominal value of $.001 and no stated dividend rate and is non-participatory. The Series C has liquidation preference over common stock. Effective January 14, 2014 i) Voting Rights for each share of Series C Preferred Stock shall have 31,500 votes on the election of directors of the Company and for all other purposes, and, ii) regarding Conversion to Common Shares, Series C have no right to convert to common or any other series of authorized shares of the Company. We have only used a nominal par value for our listed valuation which is subject to further adjustment.

(i) Issuances are approved, subject to such persons being entirely responsible for their own personal, Federal, State, and or relevant single or multi jurisdictional income taxes, as applicable. Unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and or preferred stock beneficially owned.

(ii) All of the financing proceeds (see also Note 1) in the immediately preceding table was used as listed in the table above primarily in consideration of bonus for services rendered and or in exchange for accrued services rendered to the Company and/or one or more of its subsidiaries, and incentive.

(iii) Each share of Series C preferred stock shall have 31,500 votes on the election of our directors and for all other purposes.

(iv) The shares of Series C preferred stock were issued pursuant to an exemption from registration as provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All such certificates representing the shares issued by the Company shall bear the standard 1933 Act restrictive legend restricting resale.

VIII. (*)(**) On November 7, 2012 by consent of the Board of Directors, the Registrant approved the following issuances of its restricted common stock, par value $0.001 per share, to the following person for services rendered.

Name	Date	Share Amount(****)	Type of Consideration	Fair Market Value of Consideration

Steven Antebi (***)(****)(1) 10550 Fontenelle Way, Los Angeles, California, 90077	11/7/12	3,333	Consultant/Advisory	$750,000

(1)	Steven Antebi provides other Business Consulting and advisory services, and is not currently a director, or officer of the Registrant.

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

IX. (i)(ii) On July 31, 2012, based on approval of the then Board of Directors we completed an acquisition (settled by issuance of shares under a Share Purchase Agreement and Assignment and Bill of Sale Agreement) with Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc. whose address is 6564 Smoke Tree Lane, Scottsdale, Arizona 85253. Pursuant to the Share Purchase Agreement and a Participation Agreement, Mondial has acquired working interests in various Oil and Gas assets from Energy Producers, Inc., a wholly owned subsidiary of EGPI Firecreek, Inc, effectively changing the business of Mondial to an Oil and Gas Company. Upon the closing of the Acquisition, the Company issued to EGPI Firecreek, Inc. 9,333 common shares (post-split) of Mondial common stock, par value $.001 per share (the “Common Stock”). In addition, we issued 3,333 common shares (post-split) to assign the Share Purchase Agreement and 3,333 common shares (post-split) issued to new management, and 666 shares (post-split) for advisory services in connection with the transaction following the completion of the Acquisition, further as follows:

Name and Address	Date	Restricted Common Shares Amt	Type of Consideration	Fair Market Value of Consideration
		(iii)
JAX Capital Growth LLC (1) 70 Christopher Ct. Woodburry, New York 11797	7/31/12	667	Advisory services in connection with The Acquisition	$50,000

EGPI Firecreek, Inc. (2) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	7/31/12	9,333	Part of the Acquisition Cost for Tubb Leasehold Interest	$700,000

Global Media Network USA, Inc. (3) c/o 6564 Smoke Tree Lane Scottsdale, Arizona 85253	7/31/12	3,333	For services rendered to the Company in connection with the acquisition And incentive	$250,000

CUBO Energy, AG (4) Chaltenbodenstr 4A Schindellegi 8834 Switzerland	7/31/12	1,667	Assignment of Share Purchase Agreement	$125,000

LFA Associates, AG (5) 45 Seefeldstrasse Zurich 8008 Switzerland	7/31/12	1,667	Assignment of Share Purchase Agreement	$125,000

(1)	JAX Capital Growth, LLC for legal advisory services in connection with the Acquisition; JAX Capital Growth, LLC is a shareholder and is not a director or officer of the Company.
(2)	EGPI Firecreek, Inc., as part of the acquisition cost for the Tubb Leasehold Estate Oil and Gas interests; EGPI Firecreek, Inc. is a shareholder of the Company.
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

In October 2012, 47,333 shares (post-split) of common stock were returned to the Company for cancellation by shareholders resulting from release agreements signed and collected by July 2, 2012, but effective as of June 25, 2012 whereas the then Board of Directors authorized for the return of shares from various parties of the release agreements to the Treasury of the Company. The cancellation of shares resulted from a debt assignment for $150,000.

The Chief Executive Officer of the Company provided corporate office space through December 31, 2012 at no charge. There is a lease agreement in place for lease of the space beginning January 1, 2013 on a one year contract, renewable annually. The furnished lease with additional storage space is $3,250 and is to be paid monthly.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has reviewed and discussed the fees paid to M&K CPAS, PLLC for the reports covering fiscal 2013 and 2012 audits, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with M&K CPA’S PLLC, independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

Audit-Related Fees

M&K CPAS, PLLC did not bill us for any assurance or related services that were unrelated to the performance of the audit of the financial statements for the year ended 2013 or 2012.

Tax Fees

M&K CPA’s PLLC has not provided any professional services for tax compliance, tax advice, and tax planning. Since The Company has prepared tax returns in house for 2013 or 2012.

Other Fees

No other fees were paid to M&K CPA’s PLLC , for years ended 2013 or 2012.

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

3.4
Certificate of Amendment to Articles of Incorporation of Mondial Ventures, Inc., a Nevada corporation, dated August 21, 2013 (incorporated by reference to Exhibit 3.1 on Form 8-K/A Amendment No. 1, filed September 12, 2013)

3.5
Certificate of Amendment to Articles of Incorporation of Mondial Ventures, Inc., a Nevada corporation, dated October 2, 2013 (incorporated by reference to Exhibit 3.1 on Form 8-K, filed October 11, 2013)

3.6
Certificate of Designation for Series C Preferred Stock of Mondial Ventures, Inc., a Nevada corporation, dated January 14, 2014 (incorporated by reference to Exhibit 3.1 on Form 8-K, filed January15, 2014)

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

10.7	Appointment of Officers and Directors of the Company dated March 24, 2013 (incorporated by reference to our Current Report on Form 8-K filed March 28, 2013)

10.8	Other Information of the Company dated August 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed August 15, 2013)

10.9	Other Information of the Company regarding planned Reverse Stock Split dated January 14, 2014 (incorporated by reference to our Current Report on Form 8-K filed January 16, 2014)

10.1	Other Information of the Company regarding effective date set for Reverse Stock Split dated January 14, 2014 (incorporated by reference to our Current Report on Form 8-K filed January 30, 2014)

10.11	Other Information of the Company regarding website updating dated February 6, 2014 (incorporated by reference to our Current Report on Form 8-K filed February 6, 2014)

10.12
Asset Purchase Agreement between the Company and ShaleCorp; Omnibus Agreement between the Company, EPI, EGPI, TWL, and TJR; Modification, Amendment, and Further Extension of the “Agreement to Extend Option between the Company, EGPI, EPI, Success Oil” to the “Agreement to Further Extend Option”; Other Information dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K, along with Exhibits 10.1, 10.2, and 10.3 filed February 7, 2014)

10.13	Appointment of Officers and Directors of the Company dated March 24, 2014 (incorporated by reference to our Current Report on Form 8-K filed March 26, 2014)

10.14	Order Granting Approval of Settlement Agreement dated March 20, 2014 (incorporated by reference to our Current Report on Form 8-K, along with Exhibits 10.1 and 10.2 filed March 31, 2014)

10.15
Other Information of the Company regarding closing of “Three Cornered Amalgamation” between the Company and Shale Corp. dated December 31, 2013 (incorporated by reference to our Current Report on Form 8-K filed March 31, 2014)

10.16
Modification and Extension to the “Amended Participation Agreement” Dated Effective January 21, 2014 between the Company and ShaleCorp; Second Amendment To Modification, Amendment and Further Extension of the “Agreement To Extend Option” Dated Effective on December 31, 2013 (incorporated by reference to our Current Report on Form 8-K, along with Exhibits 10.1, and 10.2 filed April 3, 2014)

10.17	Recent Sales of Unregistered Securities dated February 6, 2014 (incorporated by reference to our Current Report on Form 8-K, filed April 3, 2014)

16.1	Letter re Change in our Certifying Accountant from Stan J.H. Lee (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed November 2, 2012)

16.2	Letter re Change in our Certifying Accountant from Anton & Chia, LLP (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed February 27, 2013)

17.1	Resignation of Marc Juliar from Mondial Ventures, Inc. (incorporated by reference to Exhibit 17.1 to our Current Report on Form 8-K filed December 31, 2010)

20.1
Statement regarding change in majority of directors and further regarding acquisition with Energy Producers, Inc. unit of EGPI Firecreek, Inc. (incorporated by reference to Form SC 14f-1 filed August 9, 2012)

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer, President and Chairman of the Board.*

31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Financial Officer and Treasurer.*

32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President.*

32.2	Certification Pursuant to 18 U.S.C. 1350 of the Chief Financial Officer and Treasurer.*

99.1	Annual Report on Form 10-K, for the fiscal year ended December 31, 2012, filed on May 29, 2013, Incorporated herein by reference.

101.INS	XBRL Instance**

101.XSD	XBRL Schema**

101.PRE	XBRL Presentation**

101.CAL	XBRL Calculation**

101.DEF	XBRL Definition**

101.LAB	XBRL Label**

± Indicates management contract or compensatory plan, contract or agreement.
* Filed herewith.
** Filed herewith electronically.

PART F/S FINANCIAL STATEMENTS

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 8 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 10, 2014 on its behalf by the undersigned, thereunto duly authorized.

MONDIAL VENTURES, INC.
(Registrant)

By:	/s/ Dennis R. Alexander
Dennis R. Alexander
Chairman, CEO, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis R Alexander	Chief Executive Officer, President and Chairman of	April 15, 2014
Dennis R Alexander	the Board of Directors,

/s/ Joanne M. Sylvanus	Director, CFO, Treasurer, Secretary	April 15, 2014
Joanne M. Sylvanus