Form 10-Q
period 2014-03-31
MONDIAL VENTURES, INC.
filed 2014-05-20
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 16, 2014, the registrant had 23,182,295 shares of its $0.001 par value common stock issued and outstanding. There are 100,000 shares of Series C preferred stock issued and outstanding, $0.001 par value for each of the Series of Preferred.

MONDIAL VENTURES, INC.
(A Development Stage Company)
10-Q
September 30, 2013

MONDIAL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash	76,734	3,508
Accounts receivable	$1,530	$-
Total current assets	78,264	3,508

Other Assets:
Fixed assets - net	29,771	25,363
Proved oil and natural gas properties - net	1,074,563	800,341
Deferred Financing Costs	14,219	15,324
Total other assets	1,118,553	841,028

Total assets	$1,196,817	$844,536

Liabilities and shareholders’ deficit

Current liabilities:
Accounts payable and accrued expenses	$235,087	$219,528
Accounts payable and accrued expenses – related parties	24,898	15,958
Loans and notes payable	903,195	366,284
Loans and notes payable – in default	233,869	310,902
Advances and notes – related parties	1,232	1,232
Convertible loans payable, net of discount of $117,479 and $137,742, respectively	178,225	199,446
Convertible loans payable – related parties, net of discount of $2,891 and $6,590, respectively	12,109	8,410
Convertible loan payable, net – in default	176,013	25,000
Derivative liabilities	990,238	220,131
Total current liabilities	2,754,866	1,366,891

Long-term liabilities:
Asset retirement obligation	7,894	5,781
Total long-term liabilities	7,894	5,781

Total Liabilities	2,762,760	1,372,672

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding as of March 31,2014 and nil at December 31, 2013	100	-
Common stock, $0.001 par value; 1,490,000,000 shares authorized, 13,201,872 shares and 334,738 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	13,202	335
Additional paid–in capital	7,384,178	4,881,543
Capital stock subscribed	96,630	4,000
Non-controlling interest in subsidiaries	249,090		-
Accumulated other comprehensive income	(1,799)		-
Accumulated deficit	(9,307,344)	(5,414,014)
Total shareholders’ equity (deficit)	(1,565,943)	(528,136)

Total liabilities and stockholders’ equity (deficit)	$1,196,817	$844,536

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013
(UNAUDITED)

	For the three months ended
	March 31,
	2014	2013
Revenues:
Gross revenues from oil and gas sales	$35,788	$17,947
Well operating costs	(39,765)	(54,059)
Gross margin	(3,977)	(36,112)

General and administrative expenses:
General and administration	2,140,154	102,849
Total general and administration expenses	2,140,154	102,849
Net loss from operations	(2,144,131)	(138,961)

Other (income) and expenses:
Interest expense	248,117	56,824
Adjustment to ARO	(2,025)	-
Gain/loss on derivatives	672,876	-
Gain/loss on legal settlement	34,500	-
Gain/loss on transfer of assets	432,488	-
Gain/loss on settlement of debt	365,577	449,181
Net loss before provision for income taxes	(1,751,533)	(506,005)

Provision for income taxes	-	-

Net (loss) before non-controlling interests	$(3,895,664)	$(644,966)

Less: net (loss) attributable to non-controlling interest	(2,334)	-

Net (loss)	$(3,893,330)	$(644,966)

Other comprehensive income (loss)
Unrealized foreign currency translation (loss)	(2,679)	-
Less: other comprehensive income(loss) attributable to non-controlling interest	(880)	-

Net comprehensive (loss)	$(3,895,129)	$(644,966)

Net loss per common share – basic and diluted	$(0.58)	$(16.40)

Weighted average common shares outstanding – basic and diluted	6,663,600	39,333

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013
(UNAUDITED)
	For the three months ended
	March 31,
	2014	2013
Operating activities
Net loss	$(3,893,330)	$(644,966)
Net loss attributable to non-controlling interests	(2,334)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	2,037,413	-
Preferred shares issued for services	22,000	-
Accretion of asset retirement obligation	2,113	123
Adjustment to asset retirement obligation	(2,025)	-
Depreciation	3,778	2,024
Depletion	2,363	30,068
Amortization of debt discount	180,694	25,846
Loss on debt conversion and settlement	365,577	459,286
Change in fair value of derivative liability	672,876	-
Imputed interest	6,876	-
Loss on stock issued for legal settlement	34,500	-
Loss on transfer of assets	432,489	-
Changes in other operating assets and liabilities:
Account receivables	(1,530)	-
Other assets	7,605	1,463
Accounts payable and accrued expenses	15,252	19,134
Accounts payable and accrued expenses related parties	8,940	(14,820)
Net cash provided by (used in) operating activities	(106,743)	(121,842)

Investing activities
Cash received from transfer of non-controlling interest	141,470	-
Net cash provided by investing activities	141,470	-

Financing activities:
Deferred financing costs	(6,500)	(6,000)
Borrowings on debt	-	65,000
Borrowings on convertible debt	30,678	42,800
Borrowings on non-convertible debt	18,000	-
Payment on debt	(1,000)	-
Net cash provided by financing activities	41,178	101,800

Effect of exchange rate on cash	(2,679)	-

Net increase (decrease) in cash during the period	73,226	(20,042)
Cash balance at beginning of period	3,508	23,518
Cash balance at end of period	$76,734	$3,476

Supplemental disclosures of cash flow information:
Interest paid during the year	-	-
Non-cash activities:
Conversion of debt rescinded during the period	$12,500	$-
Debt discount due to embedded derivative	156,734	-
Debt discount due to beneficial conversion feature	-	65,000
Shares issued for debt conversion and settlement	411,402	25,000
Shares subscribed for settlement of debt	92,630	300,000
Adjustment to derivative liabilities due to debt conversion	59,503	-
Effect of share exchange	(54,290)	-
Debt assumed from EGPI for oil and gas properties interest	550,000	-

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Stock		Accumulated Other Comprehensive Income	Non- Controlling	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Payable	Deficit	(loss)	Interest	(Deficit)

Balance December 31, 2012		$-	39,333	$39	$2,949,471	$-	$(2,960,446)	$-	$-	$(10,936)

Common stock issued for debt conversion and settlement			293,738	294	1,211,812	-	-			1,212,105

Common shares issued for services			1,667	2	186,565	4,000	-			190,567

Debt discount			-	-	92,500	-	-			92,500

Adjustment to derivative due to debt conversion			-	-	421,206	-	-			421,206

Imputed interest			-	-	19,989	-	-			19,989

Net loss for the year ended December 31, 2013			-	-	-	-	(2,453,568)			(2,453,568)

Balance at December 31, 2013			334,738	$335	$4,881,543	$4,000	$(5,414,014)			$(528,136)

Common stock issued for debt conversion and settlement			2,073,293	2,073	409,329	92,630				504,032

Common stock issued for services			10,425,000	10,425	2,026,988					2,037,413

Common stock issued for legal settlement			375,000	375	34,125					34,500

Common stock cancelled			(6,667)	(7)	(12,493)					(12,500)

Fractional shares issued for stock split			508	1	(1)					-

Preferred stock issued for services	100,000	100			21,900					22,000

Adjustment to derivative due to debt conversion					59,503					59,503

Imputed interest					6,876					6,876

Effect of amalgamation and share exchange					(43,592)				252,304	208,712

Foreign currency translation adjustment								(1,799)	(880)	(2,679)

Net loss for the three months ended March 31, 2014							(3,893,330)		(2,334)	(3,895,664)

Balance at March 31, 2014	100,000	$100	13,201,872	$13,202	$7,384,178	$96,630	$(9,307,344)	$(1,799)	$249,090	$(1,565,943)

The accompanying notes are an integral part of these statements.

                                                                                                                                                                                                                                                                                                                                                                                                                        F-

Mondial Ventures, Inc
 Notes to the Unaudited Consolidated Financial Statements
For the three months ended March 31, 2014 and March 31, 2013

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

On January 27, 2014, the Company executed an Omnibus Agreement with EGPI, TWL Investments aLLC (“TWL”), and Thomas J. Richards (“TJR”) whereby EGPI delivered an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) for transfer of i) an additional 12.5% Working Interest and corresponding 9.375% Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. ii) 12.5% Working Interest and 9.375% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft in well bore and 3800 ft. to 4000 ft in well bore, and iii) interest in the Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate.  In consideration for the additional working interest, the Company assumed $550,000 debt from EGPI.  The Assignment and Bill of Sale was retroactively effective on January 1, 2014.

Effective on January 1, 2014, the Company delivered an Assignment and Bill of Sale agreement to Shale Corp. for transfer of its entire 50% of working interest and corresponding 37.50% net revenue interest in the North 40 acres of the J.B. Tubb Leasehold Estate.  In consideration, the Company received cash payment, liabilities to be assumed by Shale corp., and 47 million of Shale Corp's common stock.  Based on the 47 million common stock ownership, the Company became 67.14% owner of Shale Corp.

On March 25, 2014, Boomerang Oil, Inc. (formerly 0922327 B.C. Ltd.) entered into acquisition agreement with Shale Corp to acquire all issued and outstanding Shale Corp shares.  Pursuant to the acquisition agreement, Boomerang issued 70,000,000 of its common stock to acquire all of Shale Corp's issued and outstanding shares on a 1 to 1 basis.  Subsequent to the share exchange, Shale Corp became Boomerang's wholly owned subsidiary.  Immediately after the share exchange, Shale Corp amalgamated with Boomerang's wholly owned subsidiary 2301840 Ontario, Inc. to form a new subsidiary subsequently named as 1913564 Ontario, Inc.  As a result of the share exchange, the Company, which owned 47 million of Shale Corp immediately prior to the share exchanges, became 66.17% owner of the consolidated entity of Boomerang Oil, Inc. and 1913564 Ontario, Inc.

Use of Estimates
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

Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of March 31, 2014 or December 31, 2013.  The Company had cash balance of $78,264 and $3,508 as of March 31, 2014 and December 31, 2013, respectively.

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

Asset Retirement Obligations
(“ARO”- The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At March 31, 2014 and December 31, 2013, the ARO of $7,894 and $5,781 is included in liabilities and fixed assets.

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

Stock-Based Compensation
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

Earnings per Common Share
Basic earnings per common share are calculated based upon the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive earnings per common share reflect the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)

Derivative liabilities (recurring)	$-	$-	$990,238	$990,238

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)

Derivative liabilities (recurring)	$-	$-	$220,131	$220,131

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

Fixed Assets
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

As of March 31, 2014 the Company had no amortizable intangible assets.

Income taxes
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

Foreign Currency Translation
The functional currency of the Company’s majority owned subsidiary is the Canadian dollar and these financial statements have been translated into U.S. dollars in accordance with standards issued by the FASB. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Recent accounting pronouncements
In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

3. Common Stock Transactions

During the quarter ended March 31, 2014, the Company issued 10,425,000 shares of common stock for services that were expensed and valued at $2,037,413 based upon the closing price of the common stock at the date of grant and reflecting the 1:1,500 reverse stock split.

During the quarter ended March 31, 2014, the Company issued 2,073,293 shares of common stock valued at $504,032 for conversion or settlement of debt in the amount of $138,455, resulting in a loss on debt settlement of $365,577.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the debt settled.  For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded.  Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the quarter ended March 31, 2014, the Company issued 375,000 as settlement fee for legal settlement with third party.  The common stock issued was valued on settlement date at $34,500.  The Company recorded a corresponding loss on the settlement.

During the quarter ended March 31, 2014, the Company and one of its debt holders agreed to rescind a conversion of convertible debt executed during fiscal year 2013.  Common stock of 6,667 was rescinded and debt in the amount of $12,500 was reinstated as of March 31, 2014.

During the quarter ended March 31, 2014, the Company issued 507 fractional shares in relation to the reverse stock split effective on January 31, 2014.  These fractional shares have no value.

4. Preferred Stock Transactions

Series C preferred stock: The Preferred C stock has a par value of $0.001 and no stated dividend rate and is non-participatory. The Series C (i) has voting rights for each share of Series C Preferred Stock shall have 31,500 votes on the election of directors of the Company and for all other purposes, and (ii) has no right to convert to common shares of the Company.

During the quarter ended March 31, 2014, the Company issued 100,000 Series C preferred stock for services rendered.  The value assigned to this issuance is $22,000 based on an estimate of the fair market value on the issuance date. The holders of Series C preferred stock represent a controlling voting interest in the Company. As a result, a determination of the control premium was determined to estimate the value of the shares. The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions. The Company performed the valuation with the assistance of a valuations expert.

5. Fixed Assets

The following is a detailed list of fixed assets:

	March 31, 2014	December 31, 2013

Well equipment	75,551	56,663
Accumulated depreciation	(42,003)	(31,300)
Fixed assets – net	$29,771	25,363

Depreciation expense was $3,778 and $2,024 for the quarter ended March 31, 2014 and 2013, respectively.

6. Oil and Gas

	For the	For the
	Period Ended	Year Ended
	March 31,	December 31,
	2014	2013

Purchase of oil and gas properties through assumption of debt, net of accumulated depletion	$276,585	$-
Total purchase of oil and gas properties	$276,585	$-

Oil and Gas Properties:	March 31, 2014	December 31, 2014

Oil and gas properties – proved reserves	$1,248,784	$958,157
Accumulated depletion	(174,221)	(157,665)

Oil and gas properties – net	$1,074,563	$800,341

 Depletion expense was $2,363 and $30,068 for the quarter ended March 31, 2014 and 2013, respectively.

7. Acquisition of interest in oil and gas property

•	Acquisition of 50% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

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

On January 27, 2014, the Company executed an Omnibus Agreement with EGPI, TWL Investments aLLC (“TWL”), and Thomas J. Richards (“TJR”) whereby EGPI delivered an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) for transfer of i) an additional 12.5% Working Interest and corresponding 9.375% Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. ii) 12.5% Working Interest and 9.375% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft in well bore and 3800 ft. to 4000 ft in well bore, and iii) interest in the Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate.  In consideration for the additional working interest, the Company assumed $550,000 debt from EGPI.  As the net carrying value of the additional working interest was less than debt assumed, the Company recorded loss of $267,256 on the acquisition.  The Assignment and Bill of Sale was retroactively effective on January 1, 2014.

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

Listing for the Equipment items related to the wells on the leases on the J.B. Tubb Leasehold Estate (RRC #33611) Amoco/ Crawar field are as follows:

The following is the current & present equipment list that  Mondial Ventures,  Inc. will acquire 50% ownership rights, on the J.B. Tubb property: 2 (Two) 500 barrels metal tanks, 1(One) 500 barrel cement salt water tank- (open top), 1 (One) heater treater/oil & gas separator, all flow lines, on the north forty acres, well-heads, 2 (two) Christmas tree valve systems on well-heads, 3 (Three) well heads, three wells (well-bores). Model 320D Pumpjack Serial No. E98371M/456604, One (1) Fiberglass lined heater-treater, One (1) Test pot, Tubing string Rods and down hole pump.

Due to the fact that EGPI Firecreek, Inc. and Mondial Ventures, Inc. are considered related parties, the acquired assets were recorded at historical cost in the financial statements with no step up in basis.  On July 31, 2012, the total gross cost of oil and gas properties recorded on the date of the acquisition was $1,109,572, as well as an accumulated depletion of $98,230, and the gross cost of $56,663 with an accumulated depreciation of $16,055.  The consideration given consisted of 14,000,000 shares of common stock valued at $595,684 and assumed debt of $450,000.  On January 1, 2014, the total gross cost of the additional 12.5% working interest of oil and gas properties was $290,778 with an accumulated depletion of $14,193, and the gross cost of additional fixed assets acquired discussed in Note 6, was $18,888 with an accumulated depreciation of $10,703.  In consideration for the additional working interest, the Company assumed $550,000 debt from EGPI.  As the net carrying value of the additional working interest was less than debt assumed, the Company recorded loss of $267,256 on the acquisition.

8. Transfer of oil and gas properties interest

Effective on January 1, 2014, the Company delivered an Assignment and Bill of Sale agreement to Shale Corp. for transfer of its entire 50% of working interest and corresponding 37.50% net revenue interest in the North 40 acres of the J.B. Tubb Leasehold Estate, discussed in Note 7.  In consideration, the Company received $42,703 cash payment, $400,000 outstanding debt to be assumed by Shale corp., and 47 million of Shale Corp's common stock.  Based on the 47 million common stock ownership, the Company became 67.14% owner of Shale Corp, and reported the net value of the oil and gas properties and fixed assets in the consolidated financial statements with non-controlling interest in the Shale Corp.  At the time of the transaction, Shale Corp. consisted of only $141,470 in cash and had no operating activities.  Non-controlling interest of $263,001 and loss of $165,233 were recorded for this transaction.

9. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at March 31, 2014 and December 31, 2013:

	Mach 31,	December 31,
	2014	2013

Deferred Tax asset	423,285	$372,442
Valuation allowance	(423,285)	(372,442)
Net deferred tax assets	-	-

The Company estimates that it has an NOL carry forward of approximately $1,209,385 that begins to expire in 2024.

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

10. Related Party Transactions

Through December 31, 2012 the CEO of Mondial Ventures, Inc provided office space for the Company’s Scottsdale office free of charge.  As of January 1, 2013, a lease was signed for the same premises at a monthly rate of $2,000.  Accrued rent due on this contract was $10,845 and $8,105 as of March 31, 2014 and December 31, 2013, respectively.

The Company has a service agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $5,000.   The monthly rate was increased to $10,000 as of October 1, 2013. Balance due on this contract was $nil and $1,800 as of March 31, 2014 and December 31, 2013, respectively.

The Company’s majority owned subsidiary Boomerang Oil, Inc. has a service agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $10,000 effective in March 2014.  Balance due on this contract was $10,000 and $nil as of March 31, 2014 and December 31, 2013, respectively.

The Company has a service agreement with Joanne M. Sylvanus, Accountant, a company owned 100% by Joanne M, Sylvanus, to provide her services to the Company at a rate of $3,000 per month.  Balance due on this contract was $nil and $6,000 as of March 31, 2014 and December 31, 2013, respectively.

The Company’s majority owned subsidiary Boomerang Oil, Inc. has a service agreement with Joanne M. Sylvanus, Accountant, a company owned 100% by Joanne M, Sylvanus, to provide her services to the Company at a rate of $4,000 per month.  Balance due on this contract was $4,000 and $nil as of March 31, 2014 and December 31, 2013, respectively.

As December 31, 2013, the Company’s CEO, Dennis Alexander, paid $53 on behalf of the Company for business related expenses.  The balance remained outstanding as of March 31, 2014.

On November 20, 2013, the Company received cash proceeds of $15,000 from related party for debt obligation which bears interest at the rate of 6%.  A debt discount of $7,424 was recorded due to embedded derivative feature in the convertible promissory note. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 trading days prior to the conversion date.  Financing costs of $10,000 were paid in conjunction with this debt.  For the quarter ended March 31, 2014, the Company recorded debt discount amortization of $3,699 and amortization of deferred financing cost of $2,500. No payments were made during the quarter ended March 31, 2014, and there was $326 in accrued interest on the note.

As discussed in Note 7, EGPI Firecreek, Inc. sold a 37.5% working interest to the Company in the J.B. Tubb Leasehold Estate/Amoco Crawar Field on July 31, 2012, and sold an additional 12.5% working interest in the same properties on January 1, 2014.  The assets were recorded by the Company at historical cost and there was no step up in basis.

11. Notes Payable

At March 31, 2014 the Company was liable on the following Promissory notes

(See notes below to the accompanying table)

Date of		Date Obligation	Interest	Balance Due
Obligation	Notes	Matures	Rate (%)	3/31/2014 ($)

2/8/2011	1	5/9/2011	24	20,000
3/17/2014	4	3/17/2015	10	10,000
8/4/2011	2	8/4/2012	24	75,250
8/1/2012	3	On demand	18*	105,331
1/2/2014	6	1/2/2015	9.875	12,500
8/1/2012	5	8/31/2013	24	100,000
3/17/2014	8	3/17/2015	10	7,500
1/11/2013	7	1/11/2014	12	17,870
1/2/2014	9	1/2/2015	10	15,000
2/11/2014	14	11/13/2014	8	22,500
3/27/2013	10	On demand	n/a	11,300
4/1/2013	5	3/31/2014	24	22,000
5/20/2013	11	3/20/2014	22	30,000
4/18/2013	12	12/18/2013	6	25,000
5/22/2013	13	5/22/2014	12	21,135
3/21/2014	18	On demand	n/a	60,234
6/19/2013	15	10/19/2013	18*	16,619
5/30/2013	16	2/28/2014	22	50,000
Various	17	On demand	18*	22,266
1/2/2014	24	On demand	18*	181,545
8/1/2013	19	5/5/2014	8	25,335
8/14/2013	20	5/14/2014	8	22,000
8/21/2013	13	8/21/2014	12	29,500
8/23/2013	21	2/23/2014	12	25,000
8/26/2013	11	3/16/2014	22	28,142
8/30/2013	11	8/30/2014	12	25,000
9/30/2013	22	7/2/2014	8	32,500
11/20/2013	23	11/20/2014	6	15,000
1/1/2014	26	On demand	18*	382,755
4/26/2013	25	4/1/2014	n/a	200,000
8/14/2013	27	5/14/2014	8	12,500
Total				1,623,784
Unamortized discount				(120,371)
Net				1,504,411

*compounded monthly

Note 1:  The Company entered into two note agreements with an unrelated third party for the amount of $20,000 and $25,000 during fiscal year 2011.  During the year ended December 31, 2013, the Company entered into an agreement with the note holder to settle one of the note agreements in the amount of $25,000 with Company’s common shares.  As of December 31, 2013 the promissory note of $20,000, bearing interest at 24% annually remained outstanding.  No payment was made for this note during the period and there was $15,942 in accrued interest on the note.  The note is at default as of March 31, 2014.

Note 2:  Promissory note in the amount of $175,000 was outstanding as of December 31, 2013, bearing interest 24% annually. During the quarter ended March 31, 2014 the Company had settled $99,750 of the outstanding balance with issuance of 950,000 of Company’s common shares.  The common shares were valued as of settlement date in the amount of $141,835.  The Company recorded loss of $42,085 on the conversion. Debt amount of $75,250 and accrued interest of $129,920 was outstanding  as of March 31, 2014.  The note is at default as of March 31, 2014.

Note 3:   The Company entered into a promissory note agreement in the amount of $450,000 in 2012.  On March 29, 2013, the Company entered into an agreement with the note holder to pay $300,000 of the note with 2,857,152 shares of common stock.  On May 20, 2013, May 30, 2013, August 29, 2013 and December 3, 2013 note holder entered into debt assignment agreements to assign $30,000, $120,000, $42,000 and 21,000 interests to unrelated third parties respectively.   On September 3, 2013, the note holder paid $5,250 on behalf of the Company for business related expenses.  On December 3, 2013, the Company assumed an additional $86,000 of debt in relation to an amendment agreement related to acquisition of the Tubb leases in July 2012.   During the quarter ended March 31, 2014, the debt holder advanced $8,000 to the Company for daily operation.  On January 2, 2014 and March 17, 2014, debt holder assigned $20,000 and $7,500 to unrelated third parties respectively.  As of March 31, 2014 unpaid compounded interest in the amount of $4,536 was reclassified from accrued interest to note payable due to note holder.  The note is due on demand as of March 31, 2014.

Note 4:   On March 17, 2014, the Company received cash proceeds of $10,000 for this debt obligation which bears interest at the rate of 10% and included financing cost of $1,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest 3 trading prices over the 30 days prior to the conversion date.    A debt discount was recorded for $10,000 based on the fact that there was an embedded derivative features in the note.  The debt discount and financing cost are amortized over the life of the note.  Amortization of debt discount of $384 and deferred financing cost of $58 were recorded for the three months ended March 31, 2014.  Accrued interest of $38 was outstanding as of March 31, 2014.

Note 5:    During fiscal year 2012 Company entered into a non interest bearing note in the amount of $100,000 with 10% interest expenses embedded in the note amount, and default interest rate of $24%.  No payment was made to this note during the quarter ended March 31, 2014.  Interest debt discount was fully amortized as of December 31, 2013.  On April 1, 2013, the Company entered into a second note agreement with the same party in the amount of $22,000 with the same terms.  No payments were made during the quarter ended March 31, 2014.  Interest discount is being amortized over the life of the note.  Debt discount amortization for the quarter ended March 31, 2014 was $490 for this note.  Both notes were at default as of March 31, 2014.

Note 6:   On January 2, 2014, the Company received cash proceeds of $12,500 for this debt obligation which bears interest at the rate of 10% and included financing cost of $2,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest 3 trading prices over the 30 days prior to the conversion date.    A debt discount was recorded for $12,500 based on the fact that there was an embedded derivative features in the note.  The debt discount and financing cost are amortized over the life of the note.  Amortization of debt discount of $3,014 and deferred financing cost of $603 were recorded for the three months ended March 31, 2014.  Accrued interest of $298 was outstanding as of March 31, 2014.

Note 7:   The Company had a debt obligation which bears interest at the rate of 12%.  During the year ended December 31, 2013, the Company settled $17,130 in debt for common stock, yielding a balance of $17,870 and accrued interest of $2,725 at the end of the period.  This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading prices over the 15 days prior to the conversion date.  During the quarter ended March 31, 2014, no payment was made to the notes.  Amortization of debt discount of $539 was recorded for the quarter ended March 31, 2014.  Accrued interest of $3,261 was outstanding as of March 31, 2014.  The note was at default as of March 31, 2014.

Note 8:   On March 17, 2014, one of the note holders assigned debt in the amount of $7,500 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 10% annual interest. This note is convertible into a number of shares at a discount of 65% of the lowest intra-day trading price during the five trading days immediately prior to conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of March 17, 2014.  A debt discount of $7,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $11,173 was recorded on issuance date of the note.   The debt discount was amortized over the life of the debt.  The Company recorded debt discount amortization of $288 for the quarter ended March 31, 2014.  Accrued interest of $29 was outstanding as of March 31, 2014.

Note 9:   On January 2, 2014, one of the note holders assigned debt in the amount of $20,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 10% annual interest. This note is convertible into a number of shares at a discount of 65% of the lowest intra-day trading price during the five trading days immediately prior to conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of January 2, 2014.  A debt discount of $20,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $24,989 was recorded on issuance date of the note.   The debt discount was amortized over the life of the debt.  During the quarter ended March 31, 2014, the Company issued 133,333 shares to settle $5,000 of outstanding balance, yielding balance of $15,000 due as of March 31, 2014.  The shares were valued per conversion term and market price on conversion date.  The Company recorded loss of $13,351 on the conversions.  The Company recorded debt discount amortization of $24,822 for the quarter ended March 31, 2014.  Accrued interest of $494 was outstanding as of March 31, 2014.

Note 10:   As of March 31, 2014 the Company had a debt obligation of $11,300. The note bears no interest; therefore, Company imputed interest at 12% and recorded imputed interest in the amount of $399 for the quarter ended as March 31, 2014 as additional paid in capital. No payments were made during the period.

Note 11:  On May 20, 2013, one of the note holders assigned debt in the amount of $30,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest and default rate of 22%. The note is convertible into a number of shares at a discount of 50% off the lowest intra-day trading prices during the 10 days prior to the conversion date. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 20, 2013. Debt discount of $30,000 for each convertible note was recorded due to embedded derivative feature, and a loss on derivative valuation of $4,541 for each convertible note was also recorded as of December 31, 203.  The debt discount was fully amortized as of March 31, 2014, and the Company recorded debt discount amortization of $7,796 for the three months ended March 31, 2014.  Accrued interest was due on this note in the amount of $3,869 as of March 31, 2014.  This note was at default as of March 31, 2014.  On August 26, 2013, one of the note holders assigned debt in the amount of $42,000 to this same unrelated third party, and Company issued a convertible promissory note for the debt assigned with 12% annual interests and default rate of 22%. This convertible note has the same conversion terms as those previously issued to this unrelated third party.  A debt discount of $42,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $11,035 was recorded as of December 31, 2013.  During the year ended December 31, 2013, the Company settled $12,483 of this note by issuing common stock, yielding balance of $29,517.  During the quarter ended March 31, 2014, the Company settled $1,375 of this note by issuing 18,333 of Company’s common shares, yielding balance of $28,412.  The shares were valued per conversion term and market price on conversion date. The Company recorded a gain of $13 for the conversion.  The Company recorded debt discount amortization of $10,959 for the quarter ended March 31, 2014.  Accrued interest of $3,116 was outstanding as of March 31, 2 014.  This note was at default as of March 31, 2014.  On August 30, 2013, the Company received cash proceeds in the amount of $25,000 related to a convertible debt obligation with the same unrelated third party. This convertible note has the same conversion terms as those previously issued to this unrelated third party.  A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,026 was recorded as of December 31, 2013.  No payments were made during the quarter ended March 31, 2014.  The Company recorded debt discount amortization of $6,164 for the quarter ended March 31, 2014, and there is accrued interest of $1,998 on this note.

Note 12:   As of March 31, 2014 the Company has a debt obligation of $25,000 which bears interest at the rate of 6%.  No payments were made during the quarter ended March 31, 2014, and there is accrued interest of $4,278 on the note.  This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by  50% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  A debt discount was recorded for $25,000 based on the fact that there was a beneficial conversion feature in the promissory note and fully amortized during the year ended December 31, 2013.   This note is at default as of March 31, 2014.

Note 13:  On May 22, 2013, the Company received cash advances of $25,000 against a reserved note of $275,000. Outstanding principal amount included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. The note bears annual interest of 12%.  During the year ended December 31, 2013, the Company settled $2,200 in debt for common stock, yielding a balance of $27,300 at the end of the period, and there is $3,540 in accrued interest on the note.  This note is convertible into a number of shares equal to the dollar conversion amount divided by the lesser of $0.10 or 60% of the lowest trading price in the 25 trading days prior to conversion.  A debt discount of $26,137 was recorded due to embedded derivative feature in the convertible promissory note.  For the year ended December 31, 2013, the Company recorded debt discount amortization of $16,842, original interest discount amortization of $1,884, and amortization of financing cost of $1,167 for this note.   During the quarter ended March 31, 2014, the Company settled $6,165 of the debt by issuing 100,000 Company’s common shares, yielding balance of $21,135 as of March 31, 2014.  The shares were valued per conversion term and market price on conversion date, and the Company recorded a loss of $2,424 on the conversion.  For the quarter ended March 31, 2014, the Company recorded debt discount amortization of $7,254, original interest discount amortization of $616, and amortization of financing cost of $500 for this note.  Accrued interest of $3,540 was outstanding as of March 31, 2014.  In addition, on August 21, 2013, the Company received another convertible note in the amount of $25,000 against the reserved note of $275,000 from the same unrelated third party. Outstanding principal of this note included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. This note has the same conversion and interest term as that previously issued to the same party.  A debt discount of $29,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,369 was recorded as of December 31, 2013.  For the year ended December 31, 2013, the Company recorded debt discount amortization of $10,668, original interest discount amortization of $904, and amortization of financing costs of $719 for this note.  No payment was made to this note during the quarter ended March 31, 2014.  For the quarter ended March 31, 2014, the Company recorded debt discount amortization of $7,247, original interest discount amortization of $616, and amortization of financing costs of $500 for this note.  Accrued interest of $3,540 was outstanding as of March 31, 2014.

Note 14:   On February 11, 2014, the Company received cash proceeds of $22,500 for this debt obligation which bears interest at the rate of 8% and includes financing cost of $2,500.  This note is convertible into a number of shares arrived at by dividing the principal and interest owed by 45% of the average lowest 3 days trading prices over the 10 days prior to the conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of February 11, 2014.  A debt discount of $22,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $19,666 was recorded as of March 31, 2014.  For the quarter ended March 31, 2014, the Company record debt discount amortization of $3,564 and financing cost of $556.  Accrued interest of $236 was due as of March 31, 2014.

Note 15:  As of December 31, 2013 the Company had a note outstanding of $12,000 for this debt obligation which bears interest at the rate of 18% compounded monthly. No payments were made during the period and there is accrued interest of $3,903 on the note.  Accrued interest was reclassified to principal owed as of December 31, 2013, yielding balance of $15,903.  During the quarter ended March 31, 2014, no payment was made, interest expenses of $716 for the three months ended March 31,2 014 was reclassified to the principal owed, yielding balance of $16,619 as of March 31, 2014.  This note is at default as of March 31, 2014.

Note 16:   On May 30, 2013, the Company received cash proceeds of $50,000 for this debt obligation which bears interest at the rate of 12% and default rate of 22%.  This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by 50% of the average lowest  trading prices over the 5 days prior to the conversion date.  A debt discount of $50,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,652 was recorded as of December 31, 2013.  In relation to the cash advances, financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan.  For the quarter ended March 31, 2014, no payment was made to this note, and the Company recorded debt discount amortization of $10,766 and amortization of financing cost of $556.  There was accrued interest of $6,250 as of March 31, 2014 for this note.  The note was at default as of March 31, 2014.

Note 17:  During  the year ended December 31, 2013 we had received cash proceeds from an unrelated third party for the aggregate amount of $11,500 , which is payable in principal and interest with rates of 18% compounded monthly. No payments were made during the year ended December 31, 2013 and accrued interest of $1,186 was reclassified to principal owed, yielding balance of $12,686 as of December 31, 2014.  During the quarter ended March 31, 2014, this unrelated third party advanced additional $10,000 cash to the Company for its daily operation, and the Company repaid this party $1,000 cash during the period.  Interest expense in the amount of $579 for three months ended March 31, 2014 was reclassified to principal owed, yielding balance of $22,266 due as of March 31, 2014.

Note 18:  On March 21, 2014, the Company entered into a settlement agreement with unrelated third party.  Pursuant to the settlement agreement the third party was to pay past due accounts payable up to $206,000 on behalf of the Company in exchange for the issuance of Company stock at 60% of the lowest trading price during 15 trading days prior to conversion.  During the quarter ended March 31, 2014, the third party assumed $63,234 of Company’s past due liabilities.  During the quarter ended March 31, 2014, the Company settled $3,000 of the debt by issuing 100,000 Company’s common stock.  The stock was valued per conversion term and market price on conversion date, no gain or loss recorded for this conversion.

Note 19:   On August 1, 2013, the Company received cash proceeds of $27,500 for this debt obligation which bears interest at the rate of 8% and includes financing cost of $2,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices over the 20 days prior to the conversion date.  During the quarter ended March 31, 2014, the Company settled $2,165 of the debt by issuing 40,093 of Company’s common shares, yielding balance of $25,335 as of March 31, 2014.  The shares were valued per conversion term and market price on conversion date, and no gain or loss recorded on this conversion.  For the quarter ended March 31, 2014, the Company recorded debt discount amortization of $3,142 and amortization of financial cost of $833.  Accrued interest of $1,445 was due as of March 31, 2014.

Note 20:   On August 14, 2013, the Company received cash proceeds of $22,000 for this convertible debt obligation which bears interest at the rate of 8%, and includes financing cost of $2,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 days prior to the conversion date.  A debt discount of $22,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $1,407 was recorded as of December 31, 2013.  During the quarter ended March 31, 2014, no payment was made to this note.  The Company recorded debt discount amortization of $7,253 and amortization of financial cost of $667.  Accrued interest of $1,049 was due as of March 31, 2014.

Note 21:   On August 23, 2013, the Company received cash proceeds of $25,000 for this convertible debt obligation that has a cash redemption premium of 125%. This note is convertible into a number of shares by dividing the principal by 50% of the average of the three lowest trades over the 10 days prior to the conversion date. This convertible note bears no interest; therefore, the Company imputed interest at 12%, and recorded imputed interest of $500 for the quarter ended March 31, 2014 as additional paid in capital. A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $7,178 was recorded as of December 31, 2013.  For the quarter ended March 31, 2014, the Company recorded debt discount amortization of $7,337.  The note was at default as of March 31, 2014.

Note 22:  On September 30, 2013, the Company received cash proceeds of $32,500 for this debt obligation which bears interest at the rate of 8% and includes financing cost of $2,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices over the 20 days prior to the conversion date.  A debt discount of $32,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,967 was recorded as of December 31, 2013.  During the quarter ended March 31, 2014, no payment was made to this note.  The Company recorded debt discount amortization of $10,636 and amortization of financial cost of $833.  Accrued interest of $1,300 was due as of March 31, 2014.

Note 23:   On November 20, 2013, the Company received cash proceeds of $15,000 from related party for debt obligation which bears interest at the rate of 6% and includes financing cost of $10,000.  This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices during the 10 trading days prior to the conversion date.  A debt discount of $7,424 was recorded due to embedded derivative feature in the convertible promissory note as of December 31, 2013.  During the quarter ended March 31, 2014, no payment was made to this note.  The Company recorded debt discount amortization of $3,699 and amortization of financial cost of $2,500.  Accrued interest of $326 was due as of March 31, 2014.

Note 24:   On January 1, 2014, the Company acquired additional 12.5% of the total 100% of working interest in the Tubb lease oil and gas properties from its related party EGPI Firecreek.  As consideration of the acquisition, the Company assumed $173,727 debt from EGPI Firecreek.  The debt assumed bears 18% compounded annual interest.  During the quarter ended March 31, 2014, no payments were made to the note, and interest expense for the three months ended March 31, 2014 in the amount of $7,818 was reclassified to the principal owed, yielding balance of $181,545 as of March 31, 2014.

Note 25: On April 26, 2013, the Company entered into an agreement to extend option with related party EGPI Firecreek and its oil and gas properties operator.  In the agreement, the Company acknowledged that related party, EGPI Firecreek, Inc. had outstanding balance in the amount of $200,000 owed to Company’s oil and gas properties operator, and agreed to assume the debt repaying obligation along with EGPI Firecreek.  For the quarter ended March 31, 2014, no payment was made.  As the note agreement has no stated interest, the Company imputed interest at 12%, and recorded imputed interest of $6,000 for the quarter ended March 31, 2014 as additional paid in capital.

Note 26:   On January 1, 2014, the Company acquired additional 12.5% of the total 100% of working interest in the Tubb lease oil and gas properties from its related party EGPI Firecreek.  As consideration of the acquisition, the Company assumed $376,273 debt from EGPI Firecreek.  The debt assumed bears 18% compounded annual interest.  During the quarter ended March 31, 2014, $10,000 of the debt was paid by unrelated party on behalf of the Company.  Interest expense for the three months ended March 31, 2014 in the amount of $16,482 was reclassified to the principal owed, yielding balance of $382,755 as of March 31, 2014.

Note 27:   During the quarter ended March 31, 2014, the Company and one of its debt holders agreed to rescind a conversion of convertible debt executed during fiscal year 2013.  Common stock of 6,667 was rescinded and debt in the amount of $12,500 was reinstated as of March 31, 2014.  During the quarter ended March 31, 2014, no payment was made to this note, and there was accrued interest of $250 due on this note as of March 31, 2014.

12. Derivative Liabilities

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of March 31, 2014, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $990,238.  During the three months period ended March 31, 2014, the Company recognized a loss on change in fair value of derivative liability totaling $672,876.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at March 31, 2014 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 324% to 385% based on the historical volatility for the company.

•	An event of default would occur 5% of the time, increasing 1.00% per quarter to a maximum of 10%.

•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.

•	The monthly trading volume would average $51,785 to $487,379 and would increase at 1% per month.

•	The variable conversion prices ranging from 25% to 60% of bid or close prices over 10 to 25 trading days have effective discount rates of 55.79% to 72.96%

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

The components of the derivative liability on the Company’s balance sheet at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Embedded conversion features - convertible promissory notes	$990,238	$220,131
	$990,238	$220,131

The Company had the following changes in the derivative liability:

Balance at December 31, 2013	220,131
Issuance of securities with embedded derivatives	$248,406
Debt conversion	(59,503)
Prior period conversion rescinded	3,911
Derivative (gain) or loss due to mark to market adjustment	577,293
Balance at December 31, 2013	$990,238

13. Asset Retirement Obligation (ARO)

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

Asset retirement obligation at the beginning of period	$5,781	$5,114
Acquisition of oil and gas leases	2,025	-
Adjustment to ARO	(2,025)	-
Dispositions	-	-
Accretion expense	2,113	667
Asset retirement obligation at the end of period	$7,894	$5,781

 14. Concentrations and Risk

Customers

During the quarter ended March 31, 2014, revenue generated under the top two customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company. Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

15. Legal Proceeding

On March 21, 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs. Mondial Ventures, Inc., Case No. 2014 CA 011677 NC (the “Action”). IBC commenced the Action against us to recover an aggregate of $206,000 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain transfer agent fees, oil and gas development costs, oil and gas reserve and engineering report costs, and legal fees and services, and consulting fees. The Order provides for the full and final settlement of the Claim and the Action.

During the quarter ended March 31, 2014, IBC Funds, LLC purchased claim purchase agreement in the amount of $63,234.  During the quarter ended March 31, 2014, the Company has issued 100,000 shares valued at $3,000 to settle $3,000 of debt due to IBC Funds, LLC.  In addition, the Company issued 375,000 valued on settlement date at $34,500 as settlement fee pursuant to the settlement agreement.

16. Contingencies

The Company has certain notes that may become convertible in the future and potentially result in dilution to our common shareholders.

17. Amalgamation and Acquisition

On 3/25/2014, Boomerang Oil, Inc. (formerly 0922327 B.C. Ltd.) entered into acquisition agreement with Shale Corp to acquire all issued and outstanding Shale Corp shares.  Pursuant to the acquisition agreement, Boomerang was to issue 70,000,000 of its common stock to acquire all of Shale Corp's issued and outstanding shares on a 1 to 1 basis.  Subsequent to the share exchange, Shale Corp became Boomerang's wholly owned subsidiary.  Immediately after the share exchange, Shale Corp amalgamated with Boomerang's wholly owned subsidiary 2301840 Ontario, Inc. to form a new subsidiary subsequently named as 1913564 Ontario, Inc.  As a result of the share exchange, the Company, which owned 47 million of Shale Corp immediately prior to the share exchanges, became 66.17% owner of the consolidated entity of Boomerang Oil, Inc. and 1913564 Ontario, Inc.  Through its majority ownership, the Company reported carrying value of net assets/liabilities of Boomerang Oil, Inc. and 1913564 Ontario, Inc. with non-controlling interest.  The Company recorded $208,712 equity balance as effect of the amalgamation and acquisition as of March 31, 2014.

18. Non-controlling interest

Non-controlling interest represents the 33.83% interest in the subsidiaries. This non-controlling interest balance is composed of the transfer of oil and gas properties interest, amalgamation and acquisition among majority owned subsidiaries, net loss, and unrealized foreign currency translation loss attributable to the non-controlling interest for the quarter ended March 31, 2014.  The Company recorded $249,090 and $nil non-controlling interest as of March 31, 2014 and December 31, 2013, respectively.

19. Subsequent Events

In April 2014, the Company issued 8% promissory notes to certain institutional or accredited investors in the amount of $8,000 all due nine (9) months from the date of issuance. The Company has the right to repay within 180 days from the effectiveness of the note.

On May 9, 2014 IBC Funds, LLC, a Nevada limited liability company (“IBC”) noticed default to the Company pursuant to provisions of paragraph 8(d) of a *Settlement Agreement and Stipulation, further described below, for failure of the Company’s common stock on the Principal Markets to comply with market price and volume requirements. Therefore claims related to tranches two and three of the Settlement Agreement in the aggregate total amount of $60,000 and $82,766.83, respectively to be paid to each of the approved creditors by IBC on dates specified to the court would, as of May 15, 2014, be returned to the creditors. The Company’s requirement to issue its shares of common stock for remaining amounts owing on IBC’s initial tranche one payment made by IBC in compliance and accordance with terms of the Settlement Agreement would be required until payment in full is completed. *Noting summary record that on March 21, 2014, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC in the matter entitled IBC Funds, LLC, vs. Mondial Ventuers, Inc., Case No. 2014 CA 011677 NC (the “Action”). The Settlement Agreement in the total aggregate amount of $206,000 plus costs to be paid by IBC became effective and binding on March 21, 2014. The Settlement Agreement approval called for initial payment (the first tranche) of $63,233.67 to approved creditors and related costs which were paid by funds advanced by IBC, and further to be followed in accordance with the terms of settlement by a second tranche payment of $60,000 to approved creditors in 60 days and third tranche payment of $82,766.33 to approved creditors in 120 days following the formal court order on March 21, 2014, respectively. For further information please see our Current Report on Form 8-K filed on March 31, 2014, incorporated herein by reference.

In May 2014, the Company approved a partial assignment of debt in the face amount of $60,000 to certain institutional or accredited investors. The debt is convertible at a 50% discount off of the lowest traded price of the ten days prior to the submission of a notice of conversion to the Company’s Transfer Agent. The only recourse the investors will have is rescission.

In May 2014, the Company issued a 0% interest discounted convertible promissory note to certain institutional or accredited investors in behalf of its direct investment to the Company with terms for the purchase price of $20,000 on the total face amount of $30,000 all due seven (7) months from the date of issuance.

Subsequent to quarter ended March 31, 2014 through May 16, 2014, the Company issued 6,798,491 common shares to reduce debt on convertible promissory notes.

Subsequent to quarter ended March 31, 2014 through May 16, 2014, the Company issued 3,182,000 common shares to reduce account payable balances.

Subsequent to quarter ended March 31, 2014 through May 16, 2014, the Company cancelled 68 common shares.

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

On January 27, 2014, the Company executed an Omnibus Agreement with EGPI, TWL Investments aLLC (“TWL”), and Thomas J. Richards (“TJR”) whereby EGPI delivered an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) for transfer of i) an additional 12.5% Working Interest and corresponding 9.375% Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate.  The assignment and bill of sale was retroactively effective on January 1, 2014.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the three months end March 31, 2014 and 2013.

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Total revenue for sales of oil and gas during the three months ended March 31, 2014 was $35,788 compared with $17,947 in 2013.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the three months ended March 31
	2014	2013

Advertising and promotion	$503	$68
Administration	24,788	7,561
Rent and utilities	6,000	6,000
Professional Fees	2,108,863	89,220
Total	$2,140,154	$102,849

For the three months ended March 31, 2014, total administration expenses increased by $17,227 compared to the same period in 2013.

For the three months ended March 31, 2014 professional fees of $ 2,108,863 were incurred in regard to management advisory, legal costs and accounting which included additional costs for the acquisition of a subsidiary company as compared to $89,220 for the three months ended March 31, 2013.

Interest expense for the three months ended March 31, 2014 was $248,117 compared to $56,824 for the same period last year.

Income (loss) per share was ($0.58) per share for the three months ended March 31, 2014, compared to an income (loss) of ($16.40) per share for the three months ended March 31, 2013.

The Company incurred loss on debt settlement in the amount of $365,577 for the three months ended March 31, 2014, compared to $449,181 in the same period in 2013.

The Company incurred loss on derivative in the amount of $672,876 for the three months ended March 31 2014, compared to $nil in the same period in 2013.

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at March 31, 2014 was $76,734 compared to $3,508 at December 31, 2013. The Company had working capital deficit of $2,676,602 at March 31, 2014 compared to a working capital deficit of $ 1,363,383 at December 31, 2013.

Total assets increased to $1,196,817 at March 31, 2014 compared to $844,536 at December 31, 2014 mainly as a result of the acquisition of additional oil and gas leases.

Shareholders’ equity (deficit) increased to a deficit of $1,565,943 at March 31, 2014 from a deficit of $528,136 at December 31, 2013. During the three months ended March 31, 2014, the Company issued 12,873,293 shares to retire debt and pay for services.

For the three months period ended March 31, 2014, the Company has used $106,743 cash in operating activities compared to $121,842 cash provided in the same period in 2013.

For the three months period ended March 31, 2014, the Company has received cash $141,470 for investing activities in relation to oil and gas assets transferred.  There was no investing activity for the three months ended March 31, 2013.

For the three months period ended March 31, 2014, the Company has generated $41,178 cash in financing activities compared to $101,800 in the same period in 2013.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

PART II – OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceedings that, in the opinion of our management and based on consultation with legal counsel, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 1A. –   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Required information has been furnished in current Report(s) on Form 8-K filings and other reports, as amended, during the period covered by this Report.

Please see information contained in our Annual Report on Form 10-K filed on April 15, 2014.

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

Date:  May 20, 2014

Mondial Ventures, Inc.

/s/ Dennis Alexander
Dennis Alexander
Chief Executive Officer and
Chairman of the Board of Directors