Form 10-Q
period 2014-06-30
MONDIAL VENTURES, INC.
filed 2014-12-02
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of December 2, 2014, the registrant had 1,976,025,753 shares of its $0.001 par value common stock issued and outstanding. There are 100,000 shares of Series C preferred stock issued and outstanding, $0.001 par value for each of the Series of Preferred.

MONDIAL VENTURES, INC.
10-Q

June 30, 2014

MONDIAL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash	8,559	3,508
Deposit in transit	22,000		-
Accounts receivable	$587	$-
Total current assets	31,146	3,508

Other Assets:
Fixed assets - net	25,993	25,363
Proved oil and natural gas properties - net	1,072,710	800,341
Deferred Financing Costs	7,449	15,324
Total other assets	1,106,152	841,028

Total assets	$1,137,298	$844,536

Liabilities and shareholders’ deficit

Current liabilities:
Accounts payable and accrued expenses	$329,542	$219,528
Accounts payable and accrued expenses – related parties	72,945	15,958
Loans and notes payable	579,064	366,284
Loans and notes payable – in default	436,742	310,902
Advances and notes – related parties	19,729	1,232
Convertible loans payable, net of discount of $234,460 and $137,742, respectively	275,631	199,446
Convertible loans payable – related parties, net of discount of $68,193 and $6,590, respectively	21,807	8,410
Convertible loan payable, net – in default	216,434	25,000
Derivative liabilities	1,625,830	220,131
Total current liabilities	3,577,724	1,366,891

Long-term liabilities:
Asset retirement obligation	8,084	5,781
Total long-term liabilities	8,084	5,781

Total Liabilities	3,585,808	1,372,672

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding as of March 31, 2014 and nil at December 31, 2013	100	-
Common stock, $0.001 par value; 1,490,000,000 shares authorized, 71,783,740 shares and 334,738 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	71,784	335
Additional paid–in capital	7,829,777	4,881,543
Capital stock subscribed	112,271	4,000
Non-controlling interest in subsidiaries	190,109		-
Accumulated other comprehensive income	(8,815)		-
Accumulated deficit	(10,643,736)	(5,414,014)
Total shareholders’ equity (deficit)	(2,448,510)	(528,136)

Total liabilities and stockholders’ equity (deficit)	$1,137,298	$844,536

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013
(UNAUDITED)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Gross revenues from oil and gas sales	$60,027	$61,890	$24,239	$43,943
Well operating costs	(50,438)	(150,354)	(10,673)	(96,295)
Gross margin	9,589	(88,464)	13,566	(52,352)

General and administrative expenses:
General and administration	3,032,394	482,103	892,240	379,254
Total general and administration expenses	3,032,394	482,103	892,240	379,254
Net loss from operations	(3,022,805)	(570,567)	(878,674)	(431,606)

Other (income) and expenses:
Interest expense	(500,174)	(231,567)	(252,057)	(174,743)
Miscellaneous expense	(880)	-	(1,145)	-
Gain/loss on derivatives	(1,104,159)	(272,034)	(431,283)	(272,034)
Gain/loss on legal settlement	(84,500)	-	(50,000)	-
Gain/loss on transfer of assets	(165,232)	-	267,256	-
Gain/loss on settlement of debt	(409,700)	(472,948)	(44,123)	(23,767)
Net loss before provision for income taxes	(5,287,450)	(1,547,116)	(1,390,026)	(902,150)

Provision for income taxes	-	-	-	-

Net (loss) before non-controlling interests	$(5,287,450)	$(1,547,116)	$(1,390,026)	$(902,150)

Less: net (loss) attributable to non-controlling interest	(57,728)	-	(55,394)	-

Net (loss)	$(5,229,722)	$(1,547,116)	$(1,334,632)	$(902,150)

Other comprehensive income (loss)
Unrealized foreign currency translation (loss)	(8,815)	-	(6,136)	-
Less: other comprehensive income(loss) attributable to non-controlling interest	(4,467)	-	(3,587)	-

Net comprehensive (loss)	$(5,234,070)	$(1,547,116)	$(1,337,181)	$(902,150)

Net loss per common share – basic and diluted	$(0.28)	$(38.01)	$(0.04)	$(21.53)

Weighted average common shares outstanding – basic and diluted	18,798,051	40,701	30,799,157	41,898

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013
(UNAUDITED)

	For the six months ended
	June 30,
	2014	2013
Operating activities
Net loss	$(5,229,722)	$(1,547,116)
Net loss attributable to non-controlling interests	(57,728)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	2,037,413	212,500
Preferred shares issued for services	22,000	-
Accretion of asset retirement obligation	2,303	219
Adjustment to asset retirement obligation	(2,025)	-
Depreciation	7,555	4,048
Promissory notes issued for services	75,000	-
Bad debt expense	550,000	-
Depletion	4,217	84,009
Amortization of debt discount	353,927	133,069
Loss on debt conversion and settlement	409,700	472,948
Amortization of deferred financing costs	14,055	4,858
Change in fair value of derivative liability	1,104,159	272,034
Imputed interest	14,252	-
Loss on stock issued for legal settlement	34,500	-
Loss on transfer of assets	165,233	-
Changes in other operating assets and liabilities:
Account receivables	(587)	-
Other current assets	(22,000)	1,463
Accounts payable and accrued expenses	183,888	101,403
Accounts payable and accrued expenses related parties	56,987	(16,817)
Net cash provided by (used in) operating activities	(276,873)	(278,845)

Investing activities
Cash received from transfer of non-controlling interest	141,470	-
Net cash provided by investing activities	141,470	-

Financing activities:
Deferred financing costs	(6,500)	(13,050)
Borrowings on debt	-	93,300
Borrowings on debt – related parties	18,497	-
Borrowings on convertible debt	79,369	207,280
Borrowings on non-convertible debt	64,000	-
Payment on debt	(1,630)	(12,000)
Net cash provided by financing activities	153,736	275,530

Effect of exchange rate	(13,282)	-

Net increase (decrease) in cash during the period	5,051	(3,315)
Cash balance at beginning of period	3,508	23,518
Cash balance at end of period	$8,559	$20,203

Supplemental disclosures of cash flow information:
Interest paid during the year	-	-
Non-cash activities:
Conversion of debt rescinded during the period	$12,500	$-
Debt discount due to embedded derivative	486,942	263,917
Debt discount due to beneficial conversion feature	-	92,500
Shares issued for debt conversion and settlement	85,774	856,913
Shares subscribed for settlement of debt	108,271	-
Adjustment to derivative liabilities due to debt conversion	189,313	59,156
Effect of share exchange	(54,290)	-
Increase in additional paid in capital due to acquisition of oil and gas interests from EGPI	282,744	-
Debt assumed from EGPI for oil and gas properties interest	550,000	-

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Stock		Accumulated Other Comprehensive Income	Non- Controlling	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Payable	Deficit	(loss)	Interest	(Deficit)

Balance December 31, 2012		$-	39,333	$39	$2,949,471	$-	$(2,960,446)	$-	$-	$(10,936)

Common stock issued for debt conversion and settlement			293,738	294	1,211,812	-	-			1,212,105

Common shares issued for services			1,667	2	186,565	4,000	-			190,567

Debt discount			-	-	92,500	-	-			92,500

Adjustment to derivative due to debt conversion			-	-	421,206	-	-			421,206

Imputed interest			-	-	19,989	-	-			19,989

Net loss for the year ended December 31, 2013			-	-	-	-	(2,453,568)			(2,453,568)

Balance at December 31, 2013			334,738	$335	$4,881,543	$4,000	$(5,414,014)			$(528,136)

Common stock issued for debt conversion and settlement			60,655,229	60,655	434,999	108,271				603,925

Common stock issued for services			10,425,000	10,425	2,026,988					2,037,413

Common stock issued for legal settlement			375,000	375	34,125					34,500

Common stock cancelled			(6,735)	(7)	(12,493)					(12,500)

Fractional shares issued for stock split			508	1	(1)					-

Preferred stock issued for services	100,000	100			21,900					22,000

Adjustment to derivative due to debt conversion					189,313					189,313

Imputed interest					14,252					14,252

Effect of amalgamation and share exchange					(43,592)				252,304	208,712

Acquisition of oil and gas interests					282,743					282,743

Foreign currency translation adjustment								(8,815)	(4.467)	(13,282)

Net loss for the six months ended June 30, 2014							(5,229,722)		(57,728)	(5,287,450)

Balance at June 30, 2014	100,000	$100	71,783,740	$71,784	$7,829,777	$112,271	$(10,643,736)	$(8,815)	$190,109	$(2,448,510)

The accompanying notes are an integral part of these statements.

                                                                                                                                                                                                                                                                                                                                                                                                                        F

Mondial Ventures, Inc
 Notes to the Unaudited Consolidated Financial Statements
For the three months ended June 30, 2014 and June  30, 2013

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

Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2014 or December 31, 2013.  The Company had cash balance of $8,559 and $3,508 as of June 30, 2014 and December 31, 2013, respectively.

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

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the cost of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling.  If after that year is passed, a determination that proved reserves exist cannot be made, the well is assumed impaired and its costs are charged to expense.  Its costs can, however, continue to be capitalized if a sufficient quantity of reserves is discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.

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

Asset Retirement Obligations
(“ARO”- The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At June 30, 2014 and December 31, 2013, the ARO of $8,084 and $5,781 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June  30, 2014 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)

Derivative liabilities (recurring)	$-	$-	$1,625,830	$1,104,159

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

As of June 30, 2014 the Company had no amortizable intangible assets.

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

3. Common Stock Transactions

During the six months ended June 30, 2014, the Company issued 10,425,000 shares of common stock for services that were expensed and valued at $2,037,413 based upon the closing price of the common stock at the date of grant and reflecting the 1:1,500 reverse stock split.

During the six months ended June 30, 2014, the Company issued 60,655,229 shares of common stock valued at $603,925 for conversion or settlement of debt in the amount of $194,045, resulting in a loss on debt settlement of $409,700.  A portion of these shares, $108,271, remains unissued as of June 30, 2014.  All shares issued were valued based upon the closing price of the Company’s common stock at the date of the debt settled.  For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded.  Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the six months ended June 30, 2014, the Company issued 375,000 as settlement fee for legal settlement with third party.  The common stock issued was valued on settlement date at $34,500.  The Company recorded a corresponding loss on the settlement.

During the six months ended June 30, 2014, the Company and one of its debt holders agree to rescind a conversion of convertible debt executed during fiscal year 2013.  Common stock of 6,667 was rescinded and debt in the amount of $12,500 was reinstated as of March 31, 2014.  An additional 68 shares were cancelled by a shareholder due to the fact that they were issued in error.

During the six months ended June 30, 2014, the Company issued 507 fractional shares in relation to the reverse stock split effective on January 31, 2014.  These fractional shares have no value.

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

During the six months ended June 30, 2014, the Company issued 100,000 Series C preferred stock for services rendered.  The value assigned to this issuance is $22,000 based on an estimate of the fair market value on the issuance date. The holders of Series C preferred stock represent a controlling voting interest in the Company. As a result, a determination of the control premium was determined to estimate the value of the shares. The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions. The Company performed the valuation with the assistance of a valuations expert.

5. Fixed Assets

The following is a detailed list of fixed assets:

	June 30, 2014	December 31, 2013

Well equipment	75,551	56,663
Accumulated depreciation	(49,558)	(31,300)
Fixed assets – net	$25,993	25,363

Depreciation expense was $7,555 and $4,048 for the six months ended June 30, 2014 and 2013, respectively.

6. Oil and Gas

	For the	For the
	Period Ended	Year Ended
	June 30,	December 31,
	2014	2013

Purchase of oil and gas properties through assumption of debt, net of accumulated depletion	$276,585	$-
Total purchase of oil and gas properties	$276,585	$-

Oil and Gas Properties:	March 31, 2014	December 31, 2014

Oil and gas properties – proved reserves	$1,248,784	$958,157
Accumulated depletion	(176,074)	(157,665)

Oil and gas properties – net	$1,072,710	$800,341

 Depletion expense was $4,217 and $84,009 for the six months ended June  30, 2014 and 2013, respectively.

7. Acquisition of interest in oil and gas property

•	Acquisition of 50% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

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

On January 27, 2014, the Company executed an Omnibus Agreement with EGPI, TWL Investments aLLC (“TWL”), and Thomas J. Richards (“TJR”) whereby EGPI delivered an Assignment and Bill of Sale (the “Assignment and Bill of Sale Agreement”) for transfer of i) an additional 12.5% Working Interest and corresponding 9.375% Net Revenue Interest in the North 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field and oil and gas interests, including all related assets, fixtures, equipment, three well heads, three well bores, and pro rata oil & gas revenue and reserves for all depths below the surface to at least 8500 ft. ii) 12.5% Working Interest and 9.375% corresponding Net Revenue Interest in the Highland Production Company No. 2 well-bore located in the South 40 acres of the J.B. Tubb Leasehold Estate/Amoco Crawar field, oil and gas interests, pro rata oil & gas revenues and reserves with depth of ownership 4700 ft. to 4900 ft in well bore and 3800 ft. to 4000 ft in well bore, and iii) interest in the Participation Agreement (Turnkey Drilling, Re Entry, and Multiple Wells) granting certain rights in and to interests for additional development in the J.B. Tubb Leasehold Estate.  In consideration for the additional working interest, the Company assumed $550,000 debt from EGPI.  As the net carrying value of the additional working interest was greater than debt assumed, the Company recorded an increase in additional paid in capital of $282,743 on the acquisition.  The Assignment and Bill of Sale was retroactively effective on January 1, 2014.

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

Due to the fact that EGPI Firecreek, Inc. and Mondial Ventures, Inc. are considered related parties, the acquired assets were recorded at historical cost in the financial statements with no step up in basis.  On July 31, 2012, the total gross cost of oil and gas properties recorded on the date of the acquisition was $1,109,572, as well as an accumulated depletion of $98,230, and the gross cost of $56,663 with an accumulated depreciation of $16,055.  The consideration given consisted of 14,000,000 shares of common stock valued at $595,684 and assumed debt of $450,000.  On January 1, 2014, the total gross cost of the additional 12.5% working interest of oil and gas properties was $290,778 with an accumulated depletion of $14,193, and the gross cost of additional fixed assets acquired discussed in Note 6, was $18,888 with an accumulated depreciation of $10,703.  In consideration for the additional working interest, the Company assumed $550,000 debt from EGPI.  As the net carrying value of the additional working interest was greater than debt assumed, the Company recorded an increase in additional paid in capital of $282,743 on the acquisition.

8. Transfer of oil and gas properties interest

Effective on January 1, 2014, the Company delivered an Assignment and Bill of Sale agreement to Shale Corp. for transfer of its entire 50% of working interest and corresponding 37.50% net revenue interest in the North 40 acres of the J.B. Tubb Leasehold Estate, discussed in Note 7.  In consideration, the Company received $42,703 cash payment, $400,000 outstanding debt to be assumed by Shale corp., and 47 million of Shale Corp's common stock, subject to terms of an Amalgamation Agreement dated March 25, 2014.  Based on the 47 million common stock ownership, the Company became 67.14% owner of Shale Corp, and reported the net value of the oil and gas properties and fixed assets in the consolidated financial statements with non-controlling interest in the Shale Corp.  At the time of the transaction, Shale Corp. consisted of only $141,470 in cash and had no operating activities.  Non-controlling interest of $263,001 and loss of $165,233 were recorded for this transaction.

As of March 31, 2014, Shale Corp closed a “three cornered amalgamation” pursuant to an acquisition and amalgamation agreement (“Amalgamation Agreement”) dated March 25, 2014 among Boomerang Oil Inc. (formerly 0922327 B.C. Ltd.) (“Boomerang”), SCorp, and 2301840 Ontario Inc. (“Newco”), a wholly-owned subsidiary of Boomerang incorporated solely for the purpose of completing the Amalgamation. Pursuant to the Amalgamation Agreement, SCorp amalgamated with Newco to form a combined entity (“Amalco”) and Boomerang issued 70,000,000 common shares in the capital of Boomerang to the holders of common shares in the capital of SCorp on the basis of one share of Boomerang for one share of SCorp held by the SCorp shareholders. Upon closing of the Amalgamation, including consolidated adjustments, the Company owns 66.08% of Boomerang.

Subsequent to completion and closing of the Amalgamation on April 8, 2014, the Company’s majority owned subsidiary Boomerang Oil, Inc. (formerly 0922327 B.C. Ltd.) reported and announced that it had completed the three cornered amalgamation (the Amalgamation”) and that it had, pursuant to the acquisition and amalgamation agreement (“Amalgamation Agreement”) dated March 25, 2014 among the Company, Shale Corp. (“Shale”), and 2301840 Ontario Inc. (“Newco”), a wholly owned subsidiary of Boomerang Oil, Inc., incorporated solely for the purpose of completing the Amalgamation. Pursuant to the Amalgamation Agreement, Shale amalgamated with Newco to form a combined entity (“Amalco”) and the Boomerang issued 70,000,000 common shares in the capital of the Company to the holders of common shares in the capital of Shale on the basis of one share of the Company for one share of Shale held by the Shale shareholders. Upon completion of the Amalgamation, Amalco became a wholly owned subsidiary of Boomerang Oil, Inc. In connection with the Amalgamation, 0922327 B.C. Ltd. changed its name to “Boomerang Oil, Inc.” to reflect the new business. Boomerang adopted the business of Shale, which includes the exploration, acquisition and operation of oil and gas assets principally within the United States of America. Shale is currently operating within Texas and has a compliant NI 51-101 Reserve Estimate. The Company as above noted owns 47 million shares as a result of the Amalgamation Agreement resulting in 66.08% consolidated ownership in Boomerang Oil, Inc., and based on its 71,125,792 common shares issued and outstanding as of June 30, 2014 and through the filing date of this report. Effective April 2, 2014 Boomerang Oil, Inc., the Company’s majority owned subsidiary, commenced trading on the Canadian Securities Exchange (“CSE”) under the symbol “BOI”. Further, effective on June 11, 2014 Boomerang Oil, Inc., the Company’s majority owned subsidiary, reported listing its common shares on the Frankfurt Stock Exchange (FWB) under the ticker symbol “0B9”.

9. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at June  30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Deferred Tax asset	978,938	$372,442
Valuation allowance	(978,938)	(372,442)
Net deferred tax assets	-	-

The Company estimates that it has an NOL carry forward of approximately $2,796,966 that begins to expire in 2024.

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

10. Related Party Transactions

Through December 31, 2012 the CEO of Mondial Ventures, Inc provided office space for the Company’s Scottsdale office free of charge.  As of January 1, 2013, a lease was signed for the same premises at a monthly rate of $2,000.  Accrued rent due on this contract was $13,945 and $8,105 as of June 30, 2014 and December 31, 2013, respectively.

The Company has a service agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $5,000.   The monthly rate was increased to $10,000 as of October 1, 2013. Balance due on this contract was $nil and $1,800 as of June 30, 2014 and December 31, 2013, respectively.

The Company’s majority owned subsidiary Boomerang Oil, Inc. has a service agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $10,000 effective in March 2014.  Balance due on this contract was $40,000 and $nil as of June 30, 2014 and December 31, 2013, respectively.

The Company has a service agreement with Joanne M. Sylvanus, Accountant, a company owned 100% by Joanne M, Sylvanus, to provide her services to the Company at a rate of $3,000 per month.  Balance due on this contract was $3,000 and $6,000 as of June 30, 2014 and December 31, 2013, respectively.

The Company’s majority owned subsidiary Boomerang Oil, Inc. has a service agreement with Joanne M. Sylvanus, Accountant, a company owned 100% by Joanne M, Sylvanus, to provide her services to the Company at a rate of $4,000 per month.  Balance due on this contract was $16,000 and $nil as of June 30, 2014 and December 31, 2013, respectively.

As December 31, 2013, the Company’s CEO, Dennis Alexander, paid $53 on behalf of the Company for business related expenses.  The balance remained outstanding as of June 30, 2014.

On November 20, 2013, the Company received cash proceeds of $15,000 from related party for debt obligation which bears interest at the rate of 6%.  A debt discount of $7,424 was recorded due to embedded derivative feature in the convertible promissory note. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 trading days prior to the conversion date.  Financing costs of $10,000 were paid in conjunction with this debt.  For the quarter ended March 31, 2014, the Company recorded debt discount amortization of $3,699 and amortization of deferred financing cost of $2,500. No payments were made during the quarter ended June 30, 2014, and there was $326 in accrued interest on the note.

During the period ended June 30, 2014, the Company received $18,497 in loans from shareholders.  These loans are payable on demand and carry a zero percent interest rate.  Interest expense was imputed on these loans for the period.

As discussed in Note 7, EGPI Firecreek, Inc. sold a 37.5% working interest to the Company in the J.B. Tubb Leasehold Estate/Amoco Crawar Field on July 31, 2012, and sold an additional 12.5% working interest in the same properties on January 1, 2014.  The assets were recorded by the Company at historical cost and there was no step up in basis.

11. Notes Payable

At June 30, 2014 the Company was liable on the following Promissory notes

(See notes below to the accompanying table)

Date of			Date Obligation	Interest	Balance Due
Obligation	Notes		Matures	Rate (%)	6/30/2014 ($)

2/8/2011	1		5/9/2011	24	20,000
3/17/2014	4		3/17/2015	10	10,000
8/4/2011	2		8/4/2012	24	75,250
8/1/2012	3		On demand	18*	95,734
1/2/2014	6		1/2/2015	9.875	12,500
8/1/2012	5		8/31/2013	24	100,000
3/17/2014	8		3/17/2015	10	7,500
1/11/2013	7		1/11/2014	12	17,870
1/2/2014	9		1/2/2015	10	11,100
2/11/2014	14		11/13/2014	8	22,500
3/27/2013	10		On demand	n/a	11,300
4/1/2013	5		3/31/2014	24	22,000
5/20/2013	11		3/20/2014	22	29,191
4/18/2013	12		12/18/2013	6	25,000
5/22/2013	13		5/22/2014	12	21,135
3/21/2014	18		On demand	n/a	52,793
6/19/2013	15		10/19/2013	18*	20,123
5/30/2013	16		2/28/2014	22	34,350
Various	17		On demand	18*	12,782
1/2/2014	24		On demand	18*	107,885
8/1/2013	19		5/5/2014	8	1,245
8/14/2013	20		5/14/2014	8	22,000
8/21/2013	13		8/21/2014	12	29,500
8/23/2013	21		2/23/2014	12	25,000
8/26/2013	11		3/16/2014	22	28,142
8/30/2013	11		8/30/2014	12	25,000
9/30/2013	22		7/2/2014	8	32,500
11/20/2013	23		11/20/2014	6	16,232
1/1/2014	26		On demand	18*	351,364
4/26/2013	25		4/1/2014	n/a	199,370
8/14/2013	27		5/14/2014	8	12,500
4/19/2014	28		1/14/2015	8	8,000
5/12/2014	29		12/12/2014	12	26,300
5/12/2014	30		12/12/2014	12	60,000
6/1/2014	31		6/1/2015	6	75,000
6/13/2014	32		12/13/2014	10	44,000
6/13/2014	33		12/13/2014	10	168,398
6/19/2014	34		On demand	n/a	9,229
6/19/2014	35	4	On demand	n/a	9,268
Total					1,852,061
Unamortized discount					(302,653)
Net					1,549,408

*compounded monthly

Note 1:  The Company entered into two note agreements with an unrelated third party for the amount of $20,000 and $25,000 during fiscal year 2011.  During the year ended December 31, 2013, the Company entered into an agreement with the note holder to settle one of the note agreements in the amount of $25,000 with Company’s common shares.  As of December 31, 2013 the promissory note of $20,000, bearing interest at 24% annually remained outstanding.   The note is in default as of June 30, 2014.

Note 2:  Promissory note in the amount of $175,000 was outstanding as of December 31, 2013, bearing interest 24% annually.  The total amount of $75,250 is outstanding as of June 30, 2014.  The note is in default as of June 30, 2014.

Note 3:   The Company entered into a promissory note agreement in the amount of $450,000 in 2012.   The note is due on demand as of June 30, 2014 and the total balance is $95,733, which includes several debt repayments, debt assignments to third parties, and additional increases to the note.  During the six months period ended June 30, 2014, $54,000 was loaned under the terms of this note.

Note 4:   On March 17, 2014, the Company received cash proceeds of $10,000 for this debt obligation which bears interest at the rate of 10% and included financing cost of $1,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest 3 trading prices over the 30 days prior to the conversion date.    A debt discount was recorded for $10,000 based on the fact that there was an embedded derivative features in the note.  The debt discount and financing cost are amortized over the life of the note.  The balance of this note as of June 30, 2014 was $10,000.

Note 5:    During fiscal year 2012 Company entered into a non interest bearing note in the amount of $100,000 with 10% interest expenses embedded in the note amount, and default interest rate of $24%.  No payment was made to this note during the quarter ended March 31, 2014.  Interest debt discount was fully amortized as of December 31, 2013.  On April 1, 2013, the Company entered into a second note agreement with the same party in the amount of $22,000 with the same terms.  No payments were made during the six months ended June 30, 2014.  Interest discount is being amortized over the life of the note.   Both notes were at default as of June 30, 2014.

Note 6:   On January 2, 2014, the Company received cash proceeds of $12,500 for this debt obligation which bears interest at the rate of 10% and included financing cost of $2,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest 3 trading prices over the 30 days prior to the conversion date.    A debt discount was recorded for $12,500 based on the fact that there was an embedded derivative features in the note.  The debt discount and financing cost are amortized over the life of the note.  The balance remaining on this note as of June 30, 2014 is $12,500.

Note 7:   The Company had a debt obligation which bears interest at the rate of 12%.  This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading prices over the 15 days prior to the conversion date.  During the six months ended June 30, 2014, no payment was made to the notes.  The balance was $17,870 as of June 30, 2014.   The note was at default as of June 30, 2014.

Note 8:   On March 17, 2014, one of the note holders assigned debt in the amount of $7,500 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 10% annual interest. This note is convertible into a number of shares at a discount of 65% of the lowest intra-day trading price during the five trading days immediately prior to conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of March 17, 2014.  A debt discount of $7,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $11,173 was recorded on issuance date of the note.   The debt discount was amortized over the life of the debt.  The balance of the note as of June 30, 2014 is $7,500.

Note 9:   On January 2, 2014, one of the note holders assigned debt in the amount of $20,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 10% annual interest. This note is convertible into a number of shares at a discount of 65% of the lowest intra-day trading price during the five trading days immediately prior to conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of January 2, 2014.  A debt discount of $20,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $24,989 was recorded on issuance date of the note.   The debt discount was amortized over the life of the debt.  As of June 30, 2014, the balance of the note is $11,100.

Note 10:   As of June 30, 2014 the Company had a debt obligation of $11,300. The note bears no interest; therefore, Company imputed interest at 12% as additional paid in capital.

Note 11:  On May 20, 2013, one of the note holders assigned debt in the amount of $30,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest and default rate of 22%. The note is convertible into a number of shares at a discount of 50% off the lowest intra-day trading prices during the 10 days prior to the conversion date. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 20, 2013. Debt discount of $30,000 for each convertible note was recorded due to embedded derivative feature, and a loss on derivative valuation of $4,541 for each convertible note was also recorded as of December 31, 2013.   As of June 30, 2014, the balance is $29,191.   This note was at default as of June 30, 2014.  On August 26, 2013, one of the note holders assigned debt in the amount of $42,000 to this same unrelated third party, and Company issued a convertible promissory note for the debt assigned with 12% annual interests and default rate of 22%. This convertible note has the same conversion terms as those previously issued to this unrelated third party.  A debt discount of $42,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $11,035 was recorded as of December 31, 2013.  As of June 30, 2014, the balance is $28,412.   This note was in default as of June 30, 2014.  On August 30, 2013, the Company received cash proceeds in the amount of $25,000 related to a convertible debt obligation with the same unrelated third party. This convertible note has the same conversion terms as those previously issued to this unrelated third party.  A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,026 was recorded as of December 31, 2013.   As of June 30, 2014, the balance of this note is $25,000.

Note 12:   As of June 30, 2014 the Company has a debt obligation of $25,000 which bears interest at the rate of 6%.   This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by  50% of the average lowest 3 trading prices over the 20 days prior to the conversion date.  A debt discount was recorded for $25,000 based on the fact that there was a beneficial conversion feature in the promissory note and fully amortized during the year ended December 31, 2013.   This note is in default as of June 30, 2014.

Note 13:  On May 22, 2013, the Company received cash advances of $25,000 against a reserved note of $275,000. Outstanding principal amount included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. The note bears annual interest of 12%.   This note is convertible into a number of shares equal to the dollar conversion amount divided by the lesser of $0.10 or 60% of the lowest trading price in the 25 trading days prior to conversion.  A debt discount of $26,137 was recorded due to embedded derivative feature in the convertible promissory note.   The balance on this note as of June 30, 2014 is $21,135.  In addition, on August 21, 2013, the Company received another convertible note in the amount of $25,000 against the reserved note of $275,000 from the same unrelated third party. Outstanding principal of this note included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. This note has the same conversion and interest term as that previously issued to the same party.  A debt discount of $29,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,369 was recorded as of December 31, 2013.   As of June 30, 2014, the balance of this note is $29,500.

Note 14:   On February 11, 2014, the Company received cash proceeds of $22,500 for this debt obligation which bears interest at the rate of 8% and includes financing cost of $2,500.  This note is convertible into a number of shares arrived at by dividing the principal and interest owed by 45% of the average lowest 3 days trading prices over the 10 days prior to the conversion date.  The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of February 11, 2014.  A debt discount of $22,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $19,666 was recorded as of March 31, 2014.  The balance of this note is $22,500 as of June 30, 2014.

Note 15:  As of December 31, 2013 the Company had a note outstanding of $12,000 for this debt obligation which bears interest at the rate of 18% compounded monthly. No payments were made during the period and there is accrued interest of $3,903 on the note.  Accrued interest was reclassified to principal owed as of December 31, 2013, yielding balance of $15,903.  During the six months ended June 30, 2014, no payment was made, interest expenses of $4,220 for the six months ended June 30,2 014 was reclassified to the principal owed, yielding balance of $20,123 as of June 30, 2014.  This note is in default as of June 30, 2014.

Note 16:  On May 30, 2013, the Company received cash proceeds of $50,000 for this debt obligation which bears interest at the rate of 12% and default rate of 22%.  This note is convertible into a number of shares arrived at by dividing the principal and interest owed by 50% of the average lowest  trading prices over the 5 days prior to the conversion date.  A debt discount of $50,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,652 was recorded as of December 31, 2013.  In relation to the cash advances, financing costs of $2,500 were paid in conjunction with this debt.  These fees are amortized over the term of the loan.  As of June 30, 2014, the balance of this note is $34,350.

Note 17:  During  the year ended December 31, 2013 we received cash proceeds from an unrelated third party for the aggregate amount of $11,500 , which is payable in principal and interest with rates of 18% compounded monthly. During the period ended June 30, 2014, this unrelated third party advanced additional $10,000 cash to the Company for its daily operation, and the Company repaid this party $1,000 cash during the period.  Accrued interest was reclassified to principal owed.  The balance as of June 30, 2014 is $12,782.

Note 18:  On March 21, 2014, the Company entered into a settlement agreement with unrelated third party.  Pursuant to the settlement agreement the third party was to pay past due accounts payable up to $206,000 on behalf of the Company in exchange for the issuance of Company stock at 60% of the lowest trading price during 15 trading days prior to conversion.  During the period ended June 30, 2014, the third party assumed $63,234 of Company’s past due liabilities.   As of June 30, 2014, a balance of $52,793 remains outstanding.

Note 19:   On August 1, 2013, the Company received cash proceeds of $27,500 for this debt obligation which bears interest at the rate of 8% and includes financing cost of $2,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices over the 20 days prior to the conversion date.   As of June 30, 2014, the balance of this note is $1,245.

Note 20:   On August 14, 2013, the Company received cash proceeds of $22,000 for this convertible debt obligation which bears interest at the rate of 8%, and includes financing cost of $2,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 days prior to the conversion date.  A debt discount of $22,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $1,407 was recorded as of December 31, 2013.  As of June 30, 2014, the balance of this note is $22,000.

Note 21:   On August 23, 2013, the Company received cash proceeds of $25,000 for this convertible debt obligation that has a cash redemption premium of 125%. This note is convertible into a number of shares by dividing the principal by 50% of the average of the three lowest trades over the 10 days prior to the conversion date. This convertible note bears no interest; therefore, the Company imputed interest at 12% and recorded as additional paid in capital. A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $7,178 was recorded as of December 31, 2013.  As of June 30, 2014, the note balance is $25,000.  The note was at default as of June 30, 2014.

Note 22:  On September 30, 2013, the Company received cash proceeds of $32,500 for this debt obligation which bears interest at the rate of 8% and includes financing cost of $2,500.  This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices over the 20 days prior to the conversion date.  A debt discount of $32,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,967 was recorded as of December 31, 2013.  As of June 30, 2014, the balance of this note is $32,500.

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

Note 24:   On January 1, 2014, the Company acquired additional 12.5% of the total 100% of working interest in the Tubb lease oil and gas properties from its related party EGPI Firecreek.  As consideration of the acquisition, the Company assumed $173,727 debt from EGPI Firecreek.  The debt assumed bears 18% compounded annual interest.  During the six months ended June 30, 2014, the Company approved a partial assignment of this debt in the amount of $75,000 to certain institutional or accredited investors, and interest expense for the six months ended June 30, 2014 in the amount of $9,158 was reclassified to the principal owed, yielding balance of $107,885 as of June 30, 2014.

Note 25: On April 26, 2013, the Company entered into an agreement to extend option with related party EGPI Firecreek and its oil and gas properties operator.  In the agreement, the Company acknowledged that related party, EGPI Firecreek, Inc. had outstanding balance in the amount of $200,000 owed to Company’s oil and gas properties operator, and agreed to assume the debt repaying obligation along with EGPI Firecreek.  In the six months ended June 30, 2014, payment of $630 was made.  As the note agreement has no stated interest, the Company imputed interest at 12%, and recorded imputed interest as additional paid in capital.

Note 26:  On January 1, 2014, the Company acquired additional 12.5% of the total 100% of working interest in the Tubb lease oil and gas properties from its related party EGPI Firecreek.  As consideration of the acquisition, the Company assumed $376,273 debt from EGPI Firecreek.  The debt assumed bears 18% compounded annual interest.  During the quarter ended March 31, 2014, $10,000 of the debt was paid by unrelated party on behalf of the Company.  During the six months ended June 30, 2014, the Company approved a partial assignment of this debt in the amount of $60,000 to certain institutional or accredited investors, and interest expense for the six months ended June 30, 2014 in the amount of $16,482 was reclassified to the principal owed, yielding balance of $351,364  as of June 30, 2014.

Note 27:   During the quarter ended March 31, 2014, the Company and one of its debt holders agreed to rescind a conversion of convertible debt executed during fiscal year 2013.  Common stock of 6,667 was rescinded and debt in the amount of $12,500 was reinstated as of March 31, 2014.  During the quarter ended June 30, 2014, no payment was made to this note, and there was accrued interest of $500 due on this note as of June 30, 2014.

Note 28:   On April 9, 2014, the Company received cash proceeds of $8,000 for debt obligation which bears interest at the rate of 8%.  This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices during the 30 trading days prior to the conversion date.  A debt discount of $8,000 and a loss on derivative valuation of $10,186 was recorded due to embedded derivative feature in the convertible promissory note as of June 30, 2014.  During the six months ended June 30, 2014, no payment was made to this note.

Note 29:   On May 12, 2014, the Company received cash proceeds of $30,000 for this debt obligation which bears interest at the rate of 12% and the face value includes $10,000 of interest.  This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest trading prices over the 5 days prior to the conversion date.  A debt discount of $30,000 and a loss on derivative valuation of $29,205 was recorded due to embedded derivative feature in the convertible promissory note as of June 30, 2014.  The balance is $26,300 as of June 30, 2014.

Note 30:  In June 2014, the Company approved a partial assignment of Company debt via an assignment and assumption agreement in the face amount of $60,000 to certain institutional or accredited investors. This note bears interest at the rate of 12% and is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest trading prices over the 10 days prior to the conversion date.  A debt discount of $60,000 and a loss on derivative valuation of $81,254 was recorded due to embedded derivative feature in the convertible promissory note as of June 30, 2014.  During the six months ended June 30, 2014 no payment was made on this note.

Note 31:  In June 2014, the Company issued a convertible note in the amount of $75,000 under a consulting agreement with an unrelated third party. The note bears interest at the rate of 6% and the note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 days prior to the conversion date. A debt discount of $75,000 and a loss on derivative valuation of $102,262 was recorded due to embedded derivative feature in the convertible promissory note as of June 30, 2014.  During the six months ended June 30, 2014 no payment was made on this note.

Note 32:  June 13, 2014 the Company received cash proceeds of $22,000 as the first installment on a debt obligation of $44,000 with an original issue discount of 10%. Second installment of $22,000 was received in the next fiscal quarter in the month of July 2014.  This note bears interest at the rate of 10% and is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest trading prices over the 20 days prior to the conversion date. A debt discount of $44,000 and a loss on derivative valuation of $40,894 was recorded due to embedded derivative feature in the convertible promissory note as of June 30, 2014.  No payments have been made on this note.

Note 33:  On June 13, 2014, the Company approved a partial assignment of Company debt via a securities settlement agreement in the amount of $153,089 to certain institutional or accredited investors. The debt bears guaranteed interest at a rate of 10% that was added to the recorded note value and is convertible at a 50% discount of the lowest trading price over the 20 days prior to the conversion date. A debt discount of $113,208 was recorded due to embedded derivative feature in the convertible promissory note as of June 30, 2014.    No payments have been made on this note.

Note 34:  During the period ended June 30, 2014, the Company received $18,497 in loans from related parties.  These loans did not have a stated rate of interest.  The Company imputed interest and recorded as additional paid in capital.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of June 30, 2014, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $1,625,830.  During the six months period ended June 30, 2014, the Company recognized a loss on change in fair value of derivative liability totaling $1,104,159.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at June 30, 2014 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 324% to 487% based on the historical volatility for the company.

•	An event of default would occur 5% of the time, increasing 1.00% per quarter to a maximum of 10%.

•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.

•	The monthly trading volume would average $51,785 to $487,379 and would increase at 1% per month.

•	The variable conversion prices ranging from 25% to 60% of bid or close prices over 10 to 25 trading days have effective discount rates of 59.87% to 82.38%

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

The components of the derivative liability on the Company’s balance sheet at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Embedded conversion features - convertible promissory notes	$1,625,830	$220,131
	$1,625,830	$220,131

The Company had the following changes in the derivative liability:

Balance at December 31, 2013	220,131
Issuance of securities with embedded derivatives	$822,415
Debt conversion	(189,313)
Prior period conversion rescinded	3,911
Derivative (gain) or loss due to mark to market adjustment	768,686
Balance at June 30, 2014	$1,625,830

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

Asset retirement obligation at the beginning of period	$7,894	$5,114
Acquisition of oil and gas leases	2,025	-
Adjustment to ARO	(2,025)	-
Dispositions	-	-
Accretion expense	190	667
Asset retirement obligation at the end of period	$8,084	$5,781

 14. Concentrations and Risk

Customers

During the six months ended June 30, 2014, revenue generated under the top two customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company. Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

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

During the six months ended June 30, 2014, IBC Funds, LLC purchased claim purchase agreement in the amount of $63,234.  During the six months ended June 30, 2014, the Company has issued 6,482,000 shares valued at $10,441 to settle $10,441 of debt due to IBC Funds, LLC.  In addition, the Company issued 375,000 shares valued on settlement date at $34,500 as settlement fee pursuant to the settlement agreement.

16. Contingencies

The Company has certain notes that may become convertible in the future and potentially result in dilution to our common shareholders.

The Company, through its  majority owned Canadian subsidiary, Boomerang Oil, Inc. entered into a Listing Service Agreement with Public Eye Consulting , on April 28, 2014. The terms were for payment of $90,000 Canadian dollars, 400,000 common shares and 125,000 stock options.  Public Eye has failed to perform as contracted and Boomerang is rescinding the contract.  Partial payment has already been made, but Boomerang may be liable for some portion of the remaining balance after negotiations are completed.  Provisions for this contingent liability have been recorded on the books.

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

18. Non-controlling interest

Non-controlling interest represents the 33.83% interest in the subsidiaries. This non-controlling interest balance is composed of the transfer of oil and gas properties interest, amalgamation and acquisition among majority owned subsidiaries, net loss, and unrealized foreign currency translation loss attributable to the non-controlling interest for the six months ended June 30, 2014.

19. Subsequent Events

In July 2014, received $22,000 final payment amount on a convertible debenture issued to certain institutional or accredited investors in behalf of its direct investment to the Company.  Noting historically, in June 2014 the Company issued a 10% convertible debenture, with right to re-purchase under certain terms up to 180 days from the effective date Terms for the purchase price then included payment of two installments in the amount of $22,000 on the total face amount of $44,000. The convertible promissory note matures on December 13, 2014. The Company has the right to pre pay any time before December 13, 2014 with 7 days notice at 130% of face value and including interest thereon the principal amount.

Subsequent to quarter ended June 30, 2014 to December 2, 2014, the Company issued 1, 371,042,013 common shares to reduce debt on convertible promissory notes in the amount of approximately $82,768.

Subsequent to quarter ended June 30, 2014 to December 2, 2014, the Company issued 533,200,000 common shares to reduce account payable balances in the amount of approximately $34,182.

In July 2014 the Registrant entered into an amended a Modification and Extension to “Amended Participation Agreement” dated January 21, 2014. The Modification and Extension again updates and extends Exhibit “B” of an Asset Purchase Agreement made and entered into as of January 21, 2014, the Effective Date (“Effective Date”), by and among Shale Corp., a corporation organized under the laws of the Province of Ontario in Canada with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2V1(the “Company”), and the Investor acting as the Company, along with approvals from Success Oil Co., Inc., its Operator and Partner, EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc., Partner, and TWL Investments, LLC, investing participants, to amend, modify and extend Section II. Paragraph one thereto, giving extra time to the Participation Agreement originally allowing for six (6) months (through June 30, 2014 unless mutually extended by all parties thereto) now extended to August 30, 2014 (unless mutually extended by all parties thereto) for participants to deliver to Operator Participant’s share of the Turnkey Cost to Casing Point for drilling of the first Prospect Well.

In July 31, 2014 the Company entered into a Fourth Amendment to a Modification, Amendment, and Further Extension of the Agreement to Extend Option dated effective on December 31, 2013 between EGPI Firecreek, Inc. on behalf of itself and all of its wholly owned subsidiaries including, but not limited to, Energy Producers, Inc. (“EPI”), and the Company, which is amended to be by and through 2301840 Ontario Inc., a wholly owned subsidiary of Boomerang Oil, Inc. (formerly 0922337 BC LTD) (“Boomerang”), now a Majority owned subsidiary of the Company. The parties thereto, as amended, having earlier entered into an Agreement to Extend Option with Success Oil Co., Inc., (“Success”) along with all the parties to wit, agreed summarily to i) further extend the Option Agreement through August 30, 2014 unless further modified or extended by the parties in writing, and ii) in summary, to allow certain past due capital expenditure costs in the total aggregate amount of $200,000 historically   held by Success to begin to be paid out of available cash flow on a monthly basis from the Joint Interest Billings, and from only the current producing economic wells and interests, pro rata, not to include future wells, and to begin after April 6, 2014 for the January 2014 forward billings, until paid, unless otherwise negotiated to the satisfaction of Success.

In August 2014 the Registrant entered into an amended a Modification and Extension to “Amended Participation Agreement” dated January 21, 2014. The Modification and Extension again updates and extends Exhibit “B” of an Asset Purchase Agreement made and entered into as of January 21, 2014, the Effective Date (“Effective Date”), by and among Shale Corp., a corporation organized under the laws of the Province of Ontario in Canada with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2V1(the “Company”), and the Investor acting as the Company, along with approvals from Success Oil Co., Inc., its Operator and Partner, EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc., Partner, and TWL Investments, LLC, investing participants, to amend, modify and extend Section II. Paragraph one thereto, giving extra time to the Participation Agreement originally allowing for six (6) months (through June 30, 2014 unless mutually extended by all parties thereto) now extended to September 30, 2014 (unless mutually extended by all parties thereto) for participants to deliver to Operator Participant’s share of the Turnkey Cost to Casing Point for drilling of the first Prospect Well.

In August, 2014 the Company entered into a Fifth Amendment to a Modification, Amendment, and Further Extension of the Agreement to Extend Option dated effective on December 31, 2013 between EGPI Firecreek, Inc. on behalf of itself and all of its wholly owned subsidiaries including, but not limited to, Energy Producers, Inc. (“EPI”), and the Company, which is amended to be by and through 2301840 Ontario Inc., a wholly owned subsidiary of Boomerang Oil, Inc. (formerly 0922337 BC LTD) (“Boomerang”), now a Majority owned subsidiary of the Company. The parties thereto, as amended, having earlier entered into an Agreement to Extend Option with Success Oil Co., Inc., (“Success”) along with all the parties to wit, agreed summarily to i) further extend the Option Agreement through September 30, 2014 unless further modified or extended by the parties in writing, and ii) in summary, to allow certain past due capital expenditure costs in the total aggregate amount of $200,000 historically   held by Success to begin to be paid out of available cash flow on a monthly basis from the Joint Interest Billings, and from only the current producing economic wells and interests, pro rata, not to include future wells, and to begin after April 6, 2014 for the January 2014 forward billings, until paid, unless otherwise negotiated to the satisfaction of Success.

In September 2014 the Registrant entered into an amended a Modification and Extension to “Amended Participation Agreement” dated January 21, 2014. The Modification and Extension again updates and extends Exhibit “B” of an Asset Purchase Agreement made and entered into as of January 21, 2014, the Effective Date (“Effective Date”), by and among Shale Corp., a corporation organized under the laws of the Province of Ontario in Canada with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2V1(the “Company”), and the Investor acting as the Company, along with approvals from Success Oil Co., Inc., its Operator and Partner, EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc., Partner, and TWL Investments, LLC, investing participants, to amend, modify and extend Section II. Paragraph one thereto, giving extra time to the Participation Agreement originally allowing for six (6) months (through June 30, 2014 unless mutually extended by all parties thereto) now extended to October 31, 2014 (unless mutually extended by all parties thereto) for participants to deliver to Operator Participant’s share of the Turnkey Cost to Casing Point for drilling of the first Prospect Well.

In September, 2014 the Company entered into a Sixth Amendment to a Modification, Amendment, and Further Extension of the Agreement to Extend Option dated effective on December 31, 2013 between EGPI Firecreek, Inc. on behalf of itself and all of its wholly owned subsidiaries including, but not limited to, Energy Producers, Inc. (“EPI”), and the Company, which is amended to be by and through 2301840 Ontario Inc., a wholly owned subsidiary of Boomerang Oil, Inc. (formerly 0922337 BC LTD) (“Boomerang”), now a Majority owned subsidiary of the Company. The parties thereto, as amended, having earlier entered into an Agreement to Extend Option with Success Oil Co., Inc., (“Success”) along with all the parties to wit, agreed summarily to i) further extend the Option Agreement through October 31, 2014 unless further modified or extended by the parties in writing, and ii) in summary, to allow certain past due capital expenditure costs in the total aggregate amount of $200,000 historically   held by Success to begin to be paid out of available cash flow on a monthly basis from the Joint Interest Billings, and from only the current producing economic wells and interests, pro rata, not to include future wells, and to begin after April 6, 2014 for the January 2014 forward billings, until paid, unless otherwise negotiated to the satisfaction of Success.

In October, 2014 the Registrant entered into an amended a Modification and Extension to “Amended Participation Agreement” dated January 21, 2014. The Modification and Extension again updates and extends Exhibit “B” of an Asset Purchase Agreement made and entered into as of January 21, 2014, the Effective Date (“Effective Date”), by and among Shale Corp., a corporation organized under the laws of the Province of Ontario in Canada with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2V1(the “Company”), and the Investor acting as the Company, along with approvals from Success Oil Co., Inc., its Operator and Partner, EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc., Partner, and TWL Investments, LLC, investing participants, to amend, modify and extend Section II. Paragraph one thereto, giving extra time to the Participation Agreement originally allowing for six (6) months (through June 30, 2014 unless mutually extended by all parties thereto) now extended to November 30, 2014 (unless mutually extended by all parties thereto) for participants to deliver to Operator Participant’s share of the Turnkey Cost to Casing Point for drilling of the first Prospect Well.

In October, 2014 the Company entered into a Seventh Amendment to a Modification, Amendment, and Further Extension of the Agreement to Extend Option dated effective on December 31, 2013 between EGPI Firecreek, Inc. on behalf of itself and all of its wholly owned subsidiaries including, but not limited to, Energy Producers, Inc. (“EPI”), and the Company, which is amended to be by and through 2301840 Ontario Inc., a wholly owned subsidiary of Boomerang Oil, Inc. (formerly 0922337 BC LTD) (“Boomerang”), now a Majority owned subsidiary of the Company. The parties thereto, as amended, having earlier entered into an Agreement to Extend Option with Success Oil Co., Inc., (“Success”) along with all the parties to wit, agreed summarily to i) further extend the Option Agreement through November 30, 2014 unless further modified or extended by the parties in writing, and ii) in summary, to allow certain past due capital expenditure costs in the total aggregate amount of $200,000 historically   held by Success to begin to be paid out of available cash flow on a monthly basis from the Joint Interest Billings, and from only the current producing economic wells and interests, pro rata, not to include future wells, and to begin after April 6, 2014 for the January 2014 forward billings, until paid, unless otherwise negotiated to the satisfaction of Success.

In November, 2014 the Registrant entered into an amended a Modification and Extension to “Amended Participation Agreement” dated January 21, 2014. The Modification and Extension again updates and extends Exhibit “B” of an Asset Purchase Agreement made and entered into as of January 21, 2014, the Effective Date (“Effective Date”), by and among Shale Corp., a corporation organized under the laws of the Province of Ontario in Canada with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2V1(the “Company”), and the Investor acting as the Company, along with approvals from Success Oil Co., Inc., its Operator and Partner, EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc., Partner, and TWL Investments, LLC, investing participants, to amend, modify and extend Section II. Paragraph one thereto, giving extra time to the Participation Agreement originally allowing for six (6) months (through June 30, 2014 unless mutually extended by all parties thereto) now extended to Decmeber 31, 2014 (unless mutually extended by all parties thereto) for participants to deliver to Operator Participant’s share of the Turnkey Cost to Casing Point for drilling of the first Prospect Well.

In November, 2014 the Company entered into an Eighth Amendment to a Modification, Amendment, and Further Extension of the Agreement to Extend Option dated effective on December 31, 2013 between EGPI Firecreek, Inc. on behalf of itself and all of its wholly owned subsidiaries including, but not limited to, Energy Producers, Inc. (“EPI”), and the Company, which is amended to be by and through 2301840 Ontario Inc., a wholly owned subsidiary of Boomerang Oil, Inc. (formerly 0922337 BC LTD) (“Boomerang”), now a Majority owned subsidiary of the Company. The parties thereto, as amended, having earlier entered into an Agreement to Extend Option with Success Oil Co., Inc., (“Success”) along with all the parties to wit, agreed summarily to i) further extend the Option Agreement through December 31, 2014 unless further modified or extended by the parties in writing, and ii) in summary, to allow certain past due capital expenditure costs in the total aggregate amount of $200,000 historically   held by Success to begin to be paid out of available cash flow on a monthly basis from the Joint Interest Billings, and from only the current producing economic wells and interests, pro rata, not to include future wells, and to begin after April 6, 2014 for the January 2014 forward billings, until paid, unless otherwise negotiated to the satisfaction of Success.

In August 2014 the Company is awaiting confirmation for receipt by third party debt holders of a third installment due on a partial assignment of Company debt via securities settlement agreement in the face amount of $153,089.47 to certain institutional or accredited investors. Noting historically, in June 2014 the Company approved a partial assignment of Company debt via securities settlement agreement in the face amount of $153,089.47 to certain institutional or accredited investors. The debt is convertible at a 50% discount off of the lowest traded price of the twenty trading days prior to the submission of a notice of conversion to the Company’s Transfer Agent. The Company has the right to pre pay any time before December 13, 2014 with 7 days notice at 125% of face value and including interest thereon the principal amount. In September 2014, in accordance with the terms specified in the securities settlement agreement between the parties, the originating two debt assignors rescinded the aggregate amount of $51,029,83 of the debt assignees total face amount outstanding due to nonpayment of the third installment due to the two debt assignors. The rescinded debt therefore has reverted to the two debt assignors.

In August, 2014, the Company received approvals to increase its authorized common shares to become effective as of August 19, 2014 to 4,990,000,000 with a par value of $0.001, along with its current 10,000,000 authorized shares of blank check preferred stock, par value $0.001 per share.

In August, 2014, the Company received a short term loan from an individual for $3,000 with 18% interest, all due August 31, 2014.

In September  2014 the Registrant (“Mondial”) and its majority owned subsidiary Boomerang Oil, Inc. and its wholly owned subsidiary 1913564 Ontario, Inc. (collectively, “Boomerang”) have entered into a Letter of Intent (“LOI”) with MRGB3, LLC, an Oregon based Limited Liability Company ("MRGB3"). The plans fully implemented, are expected to be able to close becoming binding on or about September 30, 2014. Upon successfully implementing closing process Mondial would join with MRGB3 via a “merger acquisition and reorganization process” that would effectively spin off Boomerang and subsidiary operations while simultaneously acquiring, MRGB3, a greenagricultural reduced carbon footprint growing, processing and distributing company for the purpose of deploying growth and expansion for the development of its business with distribution plans on a Global basis. The Mondial and MRGB3 merger acquisition and reorganization plan via broad parameters listed per the LOI would include but not be limited to i) all of the holders of Series C Preferred Stock of Mondial (“C Shares”) to transfer all of their outstanding C Shares to MNVN in exchange for all of MNVN’s 66.17% interest in the consolidated entity that is Boomerang Oil, Inc., and 1913564 Ontario, Inc., and related intangible assets (“Boomerang”); and all of the C Shares shall be transferred to the MRGB3 shareholders in exchange for all of the outstanding MRGB3 shares, ii) these transfers of shares must happen simultaneously such that Mondial shall never be a shell company and accordingly upon execution of a Reorganization Agreement, all the shares referenced above shall be deposited into escrow with attorney Milan Saha Esq. to be distributed at the Closing, iii) Mondial shall execute or have executed a CEO agreement with Michael Gillespie, principal owner of MRGB3, with compensation to be finalized vesting upon the achievement of certain milestones including but not limited to first harvest of crops and each successive harvest, launch of industrial scale zero carbon emission farming operations, acquisition of additional leases of land and planting on such land, and launch of robotic agriculture operations, iv) new Board of Director appointments including Milan Saha, Esq., Michael Gillespie in addition to Dennis Alexander staying on with Joanne Sylvanus as CFO with certain terms, including time transition periods to be formalized and set for Board members or other members to be established prior to closing including compensation, earn in and or share vesting, v) determination of the exact structure for the Transaction in order for it to qualify as a tax-free reorganization under §368 of the Internal Revenue Code, vi) potential name change for the Registrant (possible to Reduced Carbon Farming, Inc.), vii) valuations analysis, pre deal capitalization, financing structuring and current and ongoing requirements, structure and delineation of existing debt amongst the parties of the reorganization, and viii) various other formal approvals including both Board of Directors, and any required or requisite third parties of the final documentation.

In November 2014, the Company  terminated the Letter of Intent with JMRGB3, LLC for non performance.

In September 2014, the Company issued two 10% convertible promissory notes in the total face amount of $25,000, each with right re purchase under certain terms up to 180 days from the effective date to certain institutional or accredited investors in behalf of its direct investment to the Company. Terms for the purchase price for each of the two convertible promissory notes include for certain payments to be established in two traunches, the first traunche for each in the amount of $12,500 to be followed with the release of funds for each of the second traunches based on certain terms occurring which are for the form 10-Q filing to be made and yield sign be removed from the otc quotation medium. The first traunche amount received by the Company therefore collectively is to be a minimum amount of $25,000, or greater, and on receipt of the second truanche the aggregate amount together with the first would equal the total principal of $50,000 to be received by the Company. Each of the convertible promissory notes mature in March 2015. The Company has the right to pre pay any time before maturity with 7 days notice at 130 % of face value and including interest thereon the principal amount. In late September one the two convertible promissory notes in the total face amount of $25,000 was revised so that the total the principal amount was reduced from $25,000 to $12,500. The Company is working on replacing the reduced $12,500 amount. As of October 2014 the Company has been delayed in these financing plans but has now closed on the first traunche of these efforts and expects to also complete the second traunche on or before the end of October.

In November 2014, the Company terminated the September financings due non performance.

In December 2014, the Company issued 18% promissory notes in the total face amount of $25,000 to certain accredited investors in behalf of its direct investment to the company. Terms for the purchase price in addition to interest include additional $750 repayment fee all due on the Maturity date which is 150 days from December 1, 2014 or May 1, 2015. The Promissory note is secured for repayment by the issuance of 100,000 shares of Boomerang Oil, Inc. stock held by the Company.

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

Transfer of Oil and Gas Properties Interests to New Majority Owned Subsidiary, Boomerang Oil, Inc.

Effective on January 1, 2014, the Company delivered an Assignment and Bill of Sale agreement to Shale Corp. (“Shale”, “Shale Corp” or “SCorp”) for transfer of its entire 50% of working interest and corresponding 37.50% net revenue interest in the North 40 acres of the J.B. Tubb Leasehold Estate, discussed in Note 7.  In consideration, the Company received $42,703 cash payment, $400,000 outstanding debt to be assumed by Shale corp., and 47 million of Shale Corp's common stock resulting from completion of a three cornered amalgamation agreement. On March 31, 2014, Shale Corp then closed a “three cornered amalgamation” pursuant to an acquisition and amalgamation agreement (“Amalgamation Agreement”) dated March 25, 2014 among Boomerang Oil Inc. (formerly 0922327 B.C. Ltd.) (“Boomerang”), SCorp, and 2301840 Ontario Inc. (“Newco”), a wholly-owned subsidiary of Boomerang incorporated solely for the purpose of completing the Amalgamation. Pursuant to the Amalgamation Agreement, SCorp amalgamated with Newco to form a combined entity (“Amalco”) and Boomerang issued 70,000,000 common shares in the capital of Boomerang to the holders of common shares in the capital of SCorp on the basis of one share of Boomerang for one share of SCorp held by the SCorp shareholders. Upon closing of the Amalgamation, including consolidated adjustments, the Company owns 66.17% of Boomerang.

Subsequent to completion and closing of the Amalgamation on April 8, 2014, the Company’s majority owned subsidiary Boomerang Oil, Inc. (formerly 0922327 B.C. Ltd.) reported and announced that it had completed the three cornered amalgamation (the Amalgamation”) and that it had, pursuant to the acquisition and amalgamation agreement (“Amalgamation Agreement”) dated March 25, 2014 among the Company, Shale Corp. (“Shale”), and 2301840 Ontario Inc. (“Newco”), a wholly owned subsidiary of Boomerang Oil, Inc., incorporated solely for the purpose of completing the Amalgamation. Pursuant to the Amalgamation Agreement, Shale amalgamated with Newco to form a combined entity (“Amalco”) and the Boomerang issued 70,000,000 common shares in the capital of the Company to the holders of common shares in the capital of Shale on the basis of one share of the Company for one share of Shale held by the Shale shareholders. Upon completion of the Amalgamation, Amalco became a wholly owned subsidiary of Boomerang Oil, Inc. In connection with the Amalgamation, 0922327 B.C. Ltd. changed its name to “Boomerang Oil, Inc.” to reflect the new business. Boomerang adopted the business of Shale, which includes the exploration, acquisition and operation of oil and gas assets principally within the United States of America. Shale is currently operating within Texas and has a compliant NI 51-101 Reserve Estimate. The Company as above noted owns 47 million shares as a result of the Amalgamation Agreement resulting in 66.017% consolidated ownership in Boomerang Oil, Inc., and based on its 71,783,740 common shares issued and outstanding as of June 30, 2014 and through the filing date of this report. Effective April 2, 2014 Boomerang Oil, Inc., the Company’s majority owned subsidiary, commenced trading on the Canadian Securities Exchange (“CSE”) under the symbol “BOI”. Further, effective on June 11, 2014 Boomerang Oil, Inc., the Company’s majority owned subsidiary, reported listing its common shares on the Frankfurt Stock Exchange (FWB) under the ticker symbol “0B9”.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the three and six months end June 30, 2014 and 2013.

Results of Operations

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Total revenue for sales of oil and gas during the six months ended June 30, 2014 was $60,027 compared with $61,890 in 2013.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the six months ended June30
	2014	2013

Advertising and promotion	$3,948	$866
Administration	615,219	61,771
Bad debt expense	550,000	-
Rent and utilities	12,000	12,000
Professional Fees	2,401,227	407,466
Total	$3,032,394	$482,103

For the six months ended June 30, 2014, total administration expenses increased by $2,550,291 compared to the same period in 2013.

For the six months ended June 30, 2014 professional fees of $1,300,344 were incurred in regard to management advisory, legal costs and accounting which included additional costs for the acquisition of a subsidiary company as compared to $407,466 for the six months ended June 30, 2013.

Interest expense for the six months ended June 30, 2014 was $500,174 compared to $231,567 for the same period last year.

Income (loss) per share was ($0.28) per share for the six months ended June 30, 2014, compared to an income (loss) of ($38.01) per share for the six months ended June 30, 2013.

The Company incurred loss on debt settlement in the amount of $409,700 for the six months ended June 30, 2014, compared to $472,948 in the same period in 2013.

The Company incurred loss on derivative in the amount of $1,104,159 for the six months ended June 30 2014, compared to $272,034 in the same period in 2013.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Total revenue for sales of oil and gas during the three months ended June 30, 2014 was $24,239 compared with $43,943 in 2013.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the three months ended June 30
	2014	2013

Advertising and promotion	$3,445	$798
Administration	590,431	43,152
Rent and utilities	6,000	6,000
Professional Fees	292,364	329,304
Total	$892,240	$379,254

For the three months ended June 30, 2014, total administration expenses increased by $565,643 compared to the same period in 2013.

For the three months ended June 30, 2014 professional fees of $292,364 were incurred in regard to management advisory, legal costs and accounting  as compared to $329,304 for the three months ended June 30, 2013.

Interest expense for the three months ended June 30, 2014 was $234,268 compared to $174,743 for the same period last year.

Income (loss) per share was ($0.04) per share for the three months ended June 30, 2014, compared to an income (loss) of ($21.53) per share for the three months ended June 30, 2013.

The Company incurred loss on debt settlement in the amount of $44,123   for the three months ended June 30, 2014, compared to $23,767 in the same period in 2013.

The Company incurred loss on derivative in the amount of $431,283 for the three months ended June 30 2014, compared to $272,034 in the same period in 2013.

Discussion of Financial Condition:  Liquidity and Capital Resources

Cash on hand at June 30, 2014 was $8,559 compared to $3,508 at December 31, 2013. The Company had working capital deficit of $3,526,578 at June 30, 2014 compared to a working capital deficit of $1,363,383 at December 31, 2013.

Total assets increased to $1,137,298 at June 30, 2014 compared to $844,536 at December 31, 2014 mainly as a result of the acquisition of additional oil and gas leases.

Shareholders’ equity (deficit) increased to a deficit of $2,448,510 at June 30, 2014 from a deficit of $528,136 at December 31, 2013. During the six months ended June 30, 2014, the Company issued 71,455,229 shares to retire debt and pay for services.

For the six months period ended June 30, 2014, the Company has used $276,873 cash in operating activities compared to $278,845 cash provided in the same period in 2013.

For the six months period ended June 30, 2014, the Company has received cash $153,736 for investing activities in relation to oil and gas assets transferred.  There was no investing activity for the three months ended March 31, 2013.

For the six months period ended June 30, 2014, the Company has generated $100,147 cash in financing activities compared to $275,530 in the same period in 2013.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

In August the Company entered into a settlement agreement with the Securities and Exchange Commission and has charged to accrued expenses $50,000 during the quarter ended June 30, 2014.

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

Date:  December 2, 2014

Mondial Ventures, Inc.

/s/ Dennis Alexander
Dennis Alexander
Chief Executive Officer and
Chairman of the Board of Directors