Form 10-Q
period 2014-09-30
MONDIAL VENTURES, INC.
filed 2015-06-08
CIK 1284452

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of June 8, 2015 the registrant had 1,976,025,753 shares of its $0.001 par value common stock issued and outstanding. There are 100,000 shares of Series C preferred stock issued and outstanding, $0.001 par value for each of the Series of Preferred.

MONDIAL VENTURES, INC.

10-Q

September 30, 2015

MONDIAL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash	4,125	3,508
Deposit in transit	-	-
Accounts receivable	$587	$-
Total current assets	4,712	3,508

Other Assets:
Fixed assets – net	22,215	25,363
Proved oil and natural gas properties – net	1,071,840	800,341
Deferred Financing Costs	2,835	15,324
Total other assets	1,096,890	841,028

Total assets	$1,101,602	$844,536

Liabilities and shareholders’ deficit

Current liabilities:
Accounts payable and accrued expenses	$469,503	$219,528
Accounts payable and accrued expenses – related parties	137,982	15,958
Loans and notes payable	659,096	366,284
Loans and notes payable – in default	414,618	310,902
Advances and notes – related parties	21,851	1,232
Convertible loans payable, net of discount of $99,458 and $137,742, respectively	287,149	199,446
Convertible loans payable – related parties, net of discount of $50,137 and $6,590, respectively	39,863	8,410
Convertible loan payable, net – in default	179,328	25,000
Derivative liabilities	1,127,499	220,131
Total current liabilities	3,336,889	1,366,891

Long-term liabilities:
Asset retirement obligation	8,259	5,781
Total long-term liabilities	8,259	5,781

Total Liabilities	3,345,148	1,372,672

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 100,000 shares issued and outstanding as of March 31, 2014 and nil at December 31, 2013	100	-
Common stock, $0.001 par value; 4,990,000,000 shares authorized, 1,665,857,182 shares and 334,738 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,665,857	335
Additional paid–in capital	6,652,810	4,881,543
Capital stock subscribed	106,759	4,000
Non-controlling interest in subsidiaries	151,638	-
Accumulated other comprehensive income	5,723	-
Accumulated deficit	(10,826,433)	(5,414,014)
Total shareholders’ equity (deficit)	(2,243,546)	(528,136)

Total liabilities and stockholders’ equity (deficit)	$1,101,602	$844,536

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013
(UNAUDITED)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Gross revenues from oil and gas sales	$98,995	$103,544	$38,968	$41,654
Well operating costs	(83,007)	(224,169)	(32,569)	(73,815)
Gross margin	15,988	(120,625)	6,399	(32,161)

General and administrative expenses:
General and administration	3,152,543	637,465	120,149	155,362
Total general and administration expenses	3,152,543	637,465	120,149	155,362
Net loss from operations	(3,136,555)	(758,090)	(113,750)	(187,523)

Other (income) and expenses:
Interest expense	(800,523)	(528,982)	(300,349)	(297,415)
Miscellaneous expense	(880)	-	-	-
Gain/loss on derivatives	(838,187)	(356,910)	(265,972)	(84,876)
Gain/loss on legal settlement	(84,500)	-	-	-
Gain/loss on transfer of assets	(165,232)	-	-	-
Gain/loss on settlement of debt	(473,100)	(546,386)	(63,400)	(73,438)
Net loss before provision for income taxes	(5,498,977)	(2,190,368)	(211,527)	(643,252)

Provision for income taxes	-	-	-	-

Net (loss) before non-controlling interests	$(5,498,977)	$(2,190,368)	$(211,527)	$(643,252)

Less: net (loss) attributable to non-controlling interest	(86,558)	-	(28,830)	-

Net (loss)	$(5,412,419)	$(2,190,368)	$(182,697)	$(643,252)

Other comprehensive income (loss)
Unrealized foreign currency translation (loss)	5,723	-	14,538	-
Less: other comprehensive income(loss) attributable to non-controlling interest	(14,108)	-	(9,641)	-

Net comprehensive (loss)	$(5,420,804)	$(2,190,368)	$(177,800)	$(643,252)

Net loss per common share – basic and diluted	$(0.02)	$(0.03)	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	278,741,466	83,759,984	790,151,987	128,436,920

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013
(UNAUDITED)

	For the nine months ended
	September 30,
	2014	2013
Operating activities
Net loss	$(5,412,419)	$(2,190,368)
Net loss attributable to non-controlling interests	(86,558)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	2,037,413	216,500
Preferred shares issued for services	22,000	-
Accretion of asset retirement obligation	2,478	321
Adjustment to asset retirement obligation	(2,025)	-
Depreciation	11,332	8,274
Promissory notes issued for services	75,000	-
Bad debt expense	550,000	-
Depletion	5,086	126,163
Amortization of debt discount	506,987	370,521
Loss on debt conversion and settlement	473,100	546,387
Amortization of deferred financing costs	18,830	9,581
Change in fair value of derivative liability	838,187	356,910
Imputed interest	20,628	2,223
Loss on stock issued for legal settlement	34,500	-
Loss on transfer of assets	165,233	-
Changes in other operating assets and liabilities:
Account receivables	(587)	-
Accounts payable and accrued expenses	350,508	151,371
Accounts payable and accrued expenses related parties	122,024	(16,692)
Net cash provided by (used in) operating activities	(268,283)	(419,079)

Investing activities
Cash received from transfer of non-controlling interest	141,470	-
Net cash provided by investing activities	141,470	-

Financing activities:
Deferred financing costs	(6,500)	(19,550)
Borrowings on debt	-	98,550
Borrowings on debt – related parties	20,619	-
Borrowings on convertible debt	79,369	333,780
Borrowings on non-convertible debt	67,000	-
Payment on debt	(24,673)	(12,000)
Net cash provided by financing activities	135,815	400,780

Effect of exchange rate	(8,385)	-

Net increase (decrease) in cash during the period	617	(18,299)
Cash balance at beginning of period	3,508	23,518
Cash balance at end of period	$4,125	$5,219

Supplemental disclosures of cash flow information:
Interest paid during the year	-	-
Non-cash activities:
Conversion of debt rescinded during the period	$12,500	$-
Debt discount due to embedded derivative	486,942	452,541
Debt discount due to beneficial conversion feature	-	92,500
Shares issued for debt conversion and settlement	200,745	608,706
Shares subscribed for settlement of debt	102,759	-
Adjustment to derivative liabilities due to debt conversion	421,672	377,988
Effect of share exchange	(54,290)	-
Increase in additional paid in capital due to acquisition of oil and gas interests from EGPI	282,744	-
Debt assumed from EGPI for oil and gas properties interest	550,000	-

The accompanying notes are an integral part of these statements.

MONDIAL VENTURES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND THE YEAR ENDED DECEMBER 31,2013
(UNAUDITED)

	Series C Preferred Stock			Common Stock		Additional Paid-in	Stock		Accumulated Other Comprehensive Income		Non- Controlling	Total Stockholders’ Equity
	Shares	Par Value		Shares	Par Value	Capital	Payable	Deficit	(loss)		Interest	(Deficit)

Balance December 31, 2012	-	$-		39,333	$39	$2,949,471	$-	$(2,960,446)	$-		$-		$(10,936)

Common stock issued for debt conversion and settlement	-	-		293,738	294	1,211,812	-	-			-		1,212,105

Common shares issued for services				1,667	2	186,565	4,000	-	-		-		190,567

Debt discount	-	-		-	-	92,500	-	-	-		-		92,500

Adjustment to derivative due to debt conversion	-	-		-	-	421,206	-	-					421,206

Imputed interest	-	-		-	-	19,989	-	-					19,989

Net loss for the year ended December 31, 2013	-	-		-	-	-	-	(2,453,568)	-		-		(2,453,568)

Balance at December 31, 2013	-	-		334,738	$335	$4,881,543	$4,000	$(5,414,014)	-		-		$(528,136)

Common stock issued for debt conversion and settlement	-	-		1,654,728,671	1,654,728	(980,703)	102,759	-	-		-		776,784

Common stock issued for services	-		-	10,425,000	10,425	2,026,988	-	-	-		-		2,037,413

Common stock issued for legal settlement	-	-		375,000	375	34,125	-	-	-		-		34,500

Common stock cancelled	-	-		(6,735)	(7)	(12,493)	-	-	-		-		(12,500)

Fractional shares issued for stock split	-	-		508	1	(1)	-	-	-		-		-

Preferred stock issued for services	100,000	100		-	-	21,900	-	-	-		-		22,000

Adjustment to derivative due to debt conversion	-	-		-	-	421,672	-	-	-		-		421,672

Imputed interest	-	-		-	-	20,628	-	-	-		-		20,628

Effect of amalgamation and share exchange	-	-		-	-	(43,592)	-	-		-	252,304		208,712

Acquisition of oil and gas interests	-	-		-	-	282,743	-	-	-		-	-	282,743

Foreign currency translation adjustment	-	-		-	-	-	-	-	5,723		(14.108)		(8,385)

Net loss for the six months ended September 30, 2014	-	-		-	-	-	-	(5,412,419)	-		(86,558)		(5,498,977)

Balance at September 30, 2014	100,000	$100		1,665,857,182	$1,665,857	$6,652,810	$106,759	$(10,826,433)	$5,723		$151,638		$(2,243,546)

The accompanying notes are an integral part of these statements.

                                                                                                                                                                                                                                                                                                                                                                                                                       F

Mondial Ventures, Inc
 Notes to the Unaudited Consolidated Financial Statements
For the nine months ended September, 2014 and September 30, 2013

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

Effective August 19, 2015, the Company increased its authorized common shares to 4,990,000,000 with a par value of $0.001, and with its current 10,000,000 authorized shares of blank check preferred stock, par value $0.001 per share.

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

Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of June 30, 2014 or December 31, 2013.  The Company had cash balance of $4,125 and $3,508 as of September 30, 2014 and December 31, 2013, respectively.

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

Asset Retirement Obligations
(“ARO”- The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At September 30, 2014 and December 31, 2013, the ARO of $8,259 and $5,781 is included in liabilities and fixed assets.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September  30, 2014 and December 31, 2013 on a recurring and non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)

Derivative liabilities (recurring)	$-	$-	$1,127,499	$1,127,499

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

As of September 30, 2014 the Company had no amortizable intangible assets.

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

Recent accounting pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated asa performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation costattributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods with in those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

3. Common Stock Transactions

During the nine months ended September 30, 2014, the Company issued 10,425,000 shares of common stock for services that were expensed and valued at $2,037,413 based upon the closing price of the common stock at the date of grant and reflecting the 1:1,500 reverse stock split.

During the nine months ended September 30, 2014, the Company issued 1,654,728,671 shares of common stock valued at $776,784 for conversion or settlement of debt in the amount of $303,504, resulting in a loss on debt settlement of $473,100.  A portion of these shares, $102,759, remains unissued as of September 30, 2014. All shares issued were valued based upon the closing price of the Company’s common stock at the date of the debt settled. For all debts that were converted within the terms of the related promissory notes, no gain or loss was recorded. Any debts converted outside of the terms resulted in a gain or loss based on the fair value of the stock on the date of conversion.

During the nine months ended September 30, 2014, the Company issued 375,000 as settlement fee for legal settlement with third party.  The common stock issued was valued on settlement date at $34,500. The Company recorded a corresponding loss on the settlement.

During the nine months ended September 30, 2014, the Company and one of its debt holders agree to rescind a conversion of convertible debt executed during fiscal year 2013. Common stock of 6,667 was rescinded and debt in the amount of $12,500 was reinstated as of March 31, 2014. An additional 68 shares were cancelled by a shareholder due to the fact that they were issued in error.

During the nine months ended September 30, 2014, the Company issued 508 fractional shares in relation to the reverse stock split effective on January 31, 2014. These fractional shares have no value.

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

During the nine months ended September 30, 2014, the Company issued 100,000 Series C preferred stock for services rendered.  The value assigned to this issuance is $22,000 based on an estimate of the fair market value on the issuance date. The holders of Series C preferred stock represent a controlling voting interest in the Company. As a result, a determination of the control premium was determined to estimate the value of the shares. The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions. The Company performed the valuation with the assistance of a valuations expert.

5. Fixed Assets

The following is a detailed list of fixed assets:

	September 30, 2014	December 31, 2013

Well equipment	75,551	56,663
Accumulated depreciation	(53,336)	(31,300)
Fixed assets – net	$22,215	25,363

Depreciation expense was $11,332 and $8,274 for the  nine  months ended September 30, 2014 and 2013, respectively.

6. Oil and Gas

	For the	For the
	Period Ended	Year Ended
	September 30,	December 31,
	2014	2013

Purchase of oil and gas properties through assumption of debt, net of accumulated depletion	$276,585	$-
Total purchase of oil and gas properties	$276,585	$-

Oil and Gas Properties:	September 30, 2014	December 31, 2014

Oil and gas properties – proved reserves	$1,248,784	$958,157
Accumulated depletion	(176,944)	(157,665)

Oil and gas properties – net	$1,071,840	$800,341

 Depletion expense was $5,086 and $126,163 for the nine months ended September 30, 2014 and 2013, respectively.

7. Acquisition of interest in oil and gas property-related party

•	Acquisition of 50% Oil and Gas Working Interests in the J.B. Tubb Leasehold Estate/Amoco Crawar Field, Ward County, Texas

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

Subsequent to completion and closing of the Amalgamation on April 8, 2014, the Company’s majority owned subsidiary Boomerang Oil, Inc. (formerly 0922327 B.C. Ltd.) reported and announced that it had completed the three cornered amalgamation (the Amalgamation”) and that it had, pursuant to the acquisition and amalgamation agreement (“Amalgamation Agreement”) dated March 25, 2014 among the Company, Shale Corp. (“Shale”), and 2301840 Ontario Inc. (“Newco”), a wholly owned subsidiary of Boomerang Oil, Inc., incorporated solely for the purpose of completing the Amalgamation. Pursuant to the Amalgamation Agreement, Shale amalgamated with Newco to form a combined entity (“Amalco”) and the Boomerang issued 70,000,000 common shares in the capital of the Company to the holders of common shares in the capital of Shale on the basis of one share of the Company for one share of Shale held by the Shale shareholders. Upon completion of the Amalgamation, Amalco became a wholly owned subsidiary of Boomerang Oil, Inc. In connection with the Amalgamation, 0922327 B.C. Ltd. changed its name to “Boomerang Oil, Inc.” to reflect the new business. Boomerang adopted the business of Shale, which includes the exploration, acquisition and operation of oil and gas assets principally within the United States of America. Shale is currently operating within Texas and has a compliant NI 51-101 Reserve Estimate. The Company as above noted owns 47 million shares as a result of the Amalgamation Agreement resulting in 66.08% consolidated ownership in Boomerang Oil, Inc., and based on its 71,125,792 common shares of Boomerang Oil, Inc. issued and outstanding as of September 30, 2014 and through the filing date of this report. Effective April 2, 2014 Boomerang Oil, Inc., the Company’s majority owned subsidiary, commenced trading on the Canadian Securities Exchange (“CSE”) under the symbol “BOI”. Further, effective on June 11, 2014 Boomerang Oil, Inc., the Company’s majority owned subsidiary, reported listing its common shares on the Frankfurt Stock Exchange (FWB) under the ticker symbol “0B9”.

9. Income Tax Provision

Deferred income tax assets and liabilities consist of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Deferred Tax asset	740,174	$372,442
Valuation allowance	(740,174)	(372,442)
Net deferred tax assets	-	-

The Company estimates that it has an NOL carry forward of approximately $2,114,783 that begins to expire in 2024.

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

10. Related Party Transactions

Through December 31, 2012 the CEO of Mondial Ventures, Inc provided office space for the Company’s Scottsdale office free of charge. As of January 1, 2013, a lease was signed for the same premises at a monthly rate of $2,000. Accrued rent due on this contract was $18,495 and $3,755 as of September 30, 2014 and December 31, 2013, respectively.

The Company has a service agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $5,000. The monthly rate was increased to $10,000 as of October 1, 2013. Balance due on this contract was $ 11,200 and nil as of September 30, 2014 and December 31, 2013, respectively.

The Company’s majority owned subsidiary Boomerang Oil, Inc. has a service agreement with Global Media Network USA, Inc. a company 100% owned by Dennis Alexander, to provide the services of Dennis Alexander to the Company at a monthly rate of $10,000 effective in March 2014. Balance due on this contract was $70,000 and $nil as of September 30, 2014 and December 31, 2013, respectively.

The Company has a service agreement with Joanne M. Sylvanus, Accountant, a company owned 100% by Joanne M, Sylvanus, to provide her services to the Company at a rate of $3,000 per month. Balance due on this contract was $ 9,000 and $6,000 as of September 30, 2014 and December 31, 2013, respectively.

The Company’s majority owned subsidiary Boomerang Oil, Inc. has a service agreement with Joanne M. Sylvanus, Accountant, a company owned 100% by Joanne M, Sylvanus, to provide her services to the Company at a rate of $4,000 per month. Balance due on this contract was $28,000 and $nil as of September 30, 2014 and December 31, 2013, respectively.

As December 31, 2013, the Company’s CEO, Dennis Alexander, paid $53 on behalf of the Company for business related expenses.  The balance remained outstanding as of September 30, 2014.

On November 20, 2013, the Company received cash proceeds of $15,000 from related party for debt obligation which bears interest at the rate of 6%. A debt discount of $7,424 was recorded due to embedded derivative feature in the convertible promissory note. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 trading days prior to the conversion date. Financing costs of $10,000 were paid in conjunction with this debt. For the quarter ended March 31, 2014, the Company recorded debt discount amortization of $3,699 and amortization of deferred financing cost of $2,500. No payments were made during the period ended September 30, 2014, and there was $1,042 in accrued interest on the note.

During the period ended September 30, 2014, the Company received $20,618 in loans from shareholders. These loans are payable on demand and carry a zero percent interest rate. Interest expense was imputed on these loans for the period.

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

The transaction was a related party transaction and as a result no step up in basis was provided and all assets came over at cost.Shares granted were valued based upon the cost of the assets acquired. A subsequent review of the EGPI Firecreek, Inc. note deemed it uncollectible and resulted in a write-off to bad debts of the full amount.

During the period ended September 30, 2014, the Company’s majority owned subsidiary Boomerang Oil, Inc. received cash of $1,710 from a related party for business related expenses.  The balance remained unpaid at September 30, 2014.

On 3/25/2014, the Company closed a “three-cornered amalgamation” pursuant to an acquisition and amalgamation agreement (Amalgamation Agreement) dated March 25, 2014 among Boomerang Oil. Inc. (formerly 0922327 B. C. Ltd.) (Boomerang), SCorp, and 2301840 Ontario Inc., (Newco), a wholly owned subsidiary of Boomerang, incorporated solely for the purpose of completing the Amalgamation.  Pursuant to the Amalgamation Agreement, SCorp amalgamated with Newco to form a combined entity (Amalco) and Boomerang issued 70,000,000 common shares in the capital of Boomerang to the holders of common shares in the capital of SCorp on the basis of one share of Boomerang for one share of SCorp held by the SCorp shareholders.  The transaction was a related party transaction and as a result no step up in basis was provided and all assets came over at cost. Shares granted were valued based upon the cost of the assets acquired.

11. Notes Payable

At September 30, 2014 the Company was liable on the following Promissory notes

(See notes below to the accompanying table)

Date of		Date Obligation	Interest	Balance Due
Obligation	Notes	Matures	Rate (%)	6/30/2014 ($)

2/8/2011	1	5/9/2011	24	20,000
3/17/2014	4	3/17/2015	10	10,000
8/4/2011	2	8/4/2012	24	75,250
8/1/2012	3	On demand	18*	100,107
1/2/2014	6	1/2/2015	9.875	12,500
8/1/2012	5	8/31/2013	24	100,000
3/17/2014	8	3/17/2015	10	7,500
1/11/2013	7	1/11/2014	12	17,870
1/2/2014	9	1/2/2015	10	9,375
2/11/2014	14	11/13/2014	8	22,500
3/27/2013	10	On demand	n/a	11,300
4/1/2013	5	3/31/2014	24	22,000
5/20/2013	11	3/20/2014	22	30,000
4/18/2013	12	12/18/2013	6	25,000
5/22/2013	13	5/22/2014	12	50,635
3/21/2014	18	On demand	n/a	27,911
6/19/2013	15	10/19/2013	18*	21,042
5/30/2013	16	2/28/2014	22	6,550
Various	17	On demand	18*	16,531
1/2/2014	24	On demand	18*	27,811
5/14/2013	20	5/14/2014	8	12,500
11/20/2013	19	11/20/2014	6	15,000
8/21/2013	20	8/21/2014	12	22,000
8/23/13	21	2/23/2014	n/a	25,000
8/30/2013	11	8/30/2014	12	25,000
8/30/2013	11	8/30/2014	12	19,273
9/30/2013	22	7/2/2014	8	15,995
10/20/2013	23	10/20/2014	6	1,287
4/26/2013	25	10/31/2014	n/a	176,327
1/1/2014	26	On demand	18*	390,534
1/1/2014	24	On demand	18*	112,812
4/19/2014	28	1/14/2015	8	8,000
5/12/2014	29	12/12/2014	12	30,000
5/12/2014	30	12/13/14	12	43.244
6/1/2014	31	6/1/2015	6	75,000
6/13/2014	32	12/13/2014	10	44,000
6/13/2014	33	12/13/2014	10	101,082
6/19/2014	34	On demand	n/a	20,564
Total				1,751,500
Unamortized discount				(149,595)
Net				1,601,905

*compounded monthly

Note 1: The Company entered into two note agreements with an unrelated third party for the amount of $20,000 and $25,000 during fiscal year 2011. During the year ended December 31, 2013, the Company entered into an agreement with the note holder to settle one of the note agreements in the amount of $25,000 with Company’s common shares. As of December 31, 2013 the promissory note of $20,000, bearing interest at 24% annually remained outstanding. The note is in default as of September 30, 2014.

Note 2: Promissory note in the amount of $175,000 was outstanding as of December 31, 2013, bearing interest 24% annually.  The total amount of $75,250 is outstanding as of September 30, 2014. The note is in default as of September 30, 2014.

Note 3: The Company entered into a promissory note agreement in the amount of $450,000 in 2012. The note is due on demand as of September 30, 2014 and the total balance is $100,107, which includes several debt repayments, debt assignments to third parties, and additional increases to the note. During the nine months period ended September 30, 2014, $54,000 was loaned under the terms of this note.

Note 4: On March 17, 2014, the Company received cash proceeds of $10,000 for this debt obligation which bears interest at the rate of 10% and included financing cost of $1,500. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest 3 trading prices over the 30 days prior to the conversion date. A debt discount was recorded for $10,000 based on the fact that there was an embedded derivative features in the note. The debt discount and financing cost are amortized over the life of the note. The balance of this note as of September 30, 2014 was $10,000.

Note 5: During fiscal year 2012 Company entered into a non interest bearing note in the amount of $100,000 with 10% interest expenses embedded in the note amount, and default interest rate of $24%. No payment was made to this note during the quarter ended September 30, 2014. Interest debt discount was fully amortized as of December 31, 2013. On April 1, 2013, the Company entered into a second note agreement with the same party in the amount of $22,000 with the same terms. No payments were made during the nine months ended September 30, 2014. Interest discount is being amortized over the life of the note. Both notes were at default as of September 30, 2014.

Note 6: On January 2, 2014, the Company received cash proceeds of $12,500 for this debt obligation which bears interest at the rate of 10% and included financing cost of $2,500. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest 3 trading prices over the 30 days prior to the conversion date. A debt discount was recorded for $12,500 based on the fact that there was an embedded derivative features in the note. The debt discount and financing cost are amortized over the life of the note. The balance remaining on this note as of September 30, 2014 is $12,500.

Note 7: The Company had a debt obligation which bears interest at the rate of 12%. This note is convertible into a number of shares by dividing the principal and interest owed by 30% of the average lowest trading prices over the 15 days prior to the conversion date.  During the nine months ended September 30, 2014, no payment was made to the notes. The balance was $17,870 as of September 30, 2014. The note was at default as of September 30, 2014.

Note 8: On March 17, 2014, one of the note holders assigned debt in the amount of $7,500 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 10% annual interest. This note is convertible into a number of shares at a discount of 65% of the lowest intra-day trading price during the five trading days immediately prior to conversion date. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of March 17, 2014. A debt discount of $7,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $11,173 was recorded on issuance date of the note. The debt discount was amortized over the life of the debt. The balance of the note as of September 30, 2014 is $7,500.

Note 9: On January 2, 2014, one of the note holders assigned debt in the amount of $20,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 10% annual interest. This note is convertible into a number of shares at a discount of 65% of the lowest intra-day trading price during the five trading days immediately prior to conversion date. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of January 2, 2014. A debt discount of $20,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $24,989 was recorded on issuance date of the note. The debt discount was amortized over the life of the debt. As of September 30, 2014, the balance of the note is $9,375.

Note 10: As of September 30, 2014 the Company had a debt obligation of $11,300. The note bears no interest; therefore, Company imputed interest at 12% as additional paid in capital.

Note 11: On May 20, 2013, one of the note holders assigned debt in the amount of $30,000 to unrelated third party, and Company issued a convertible promissory note to this unrelated party for the debt assigned with 12% annual interest and default rate of 22%. The note is convertible into a number of shares at a discount of 50% off the lowest intra-day trading prices during the 10 days prior to the conversion date. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of May 20, 2013. Debt discount of $30,000 for each convertible note was recorded due to embedded derivative feature, and a loss on derivative valuation of $4,541 for each convertible note was also recorded as of December 31, 2013. As of September 30, 2014, the balance is $30,000. This note was at default as of September 30, 2014. On August 26, 2013, one of the note holders assigned debt in the amount of $42,000 to this same unrelated third party, and Company issued a convertible promissory note for the debt assigned with 12% annual interests and default rate of 22%. This convertible note has the same conversion terms as those previously issued to this unrelated third party. A debt discount of $42,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $11,035 was recorded as of December 31, 2013. As of September 30, 2014, the balance is $19,273. This note was in default as of September 30, 2014. On August 30, 2013, the Company received cash proceeds in the amount of $25,000 related to a convertible debt obligation with the same unrelated third party. This convertible note has the same conversion terms as those previously issued to this unrelated third party. A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,026 was recorded as of December 31, 2013. As of September 30, 2014, the balance of this note is $25,000.

Note 12: In April, 2013 the Company received cash proceeds of $25,000 for this debt obligation which bears interest at the rate of 6%. This note is convertible into a number of shares arrived at  by dividing the principal and interest owed by 50% of the average lowest 3 trading prices over the 20 days prior to the conversion date. A debt discount was recorded for $25,000 based on the fact that there was a beneficial conversion feature in the promissory note and fully amortized during the year ended December 31, 2013. This note is in default as of September 30, 2014.

Note 13: On May 22, 2013, the Company received cash advances of $25,000 against a reserved note of $275,000. Outstanding principal amount included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. The note bears annual interest of 12%. This note is convertible into a number of shares equal to the dollar conversion amount divided by the lesser of $0.10 or 60% of the lowest trading price in the 25 trading days prior to conversion. A debt discount of $26,137 was recorded due to embedded derivative feature in the convertible promissory note. The balance on this note as of September 30, 2014 is $21,135. In addition, on August 21, 2013, the Company received another convertible note in the amount of $25,000 against the reserved note of $275,000 from the same unrelated third party. Outstanding principal of this note included cash proceed of $25,000, 10% of original interest discount of $2,500, and financing cost of $2,000. This note has the same conversion and interest term as that previously issued to the same party. A debt discount of $29,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,369 was recorded as of December 31, 2013. As of September 30, 2014, the balance of this note is $50,635.

Note 14: On February 11, 2014, the Company received cash proceeds of $22,500 for this debt obligation which bears interest at the rate of 8% and includes financing cost of $2,500. This note is convertible into a number of shares arrived at by dividing the principal and interest owed by 45% of the average lowest 3 days trading prices over the 10 days prior to the conversion date. The Company evaluated the note and determined that the shares issuable pursuant to the conversion option were indeterminate and therefore this conversion option and all other dilutive securities would be classified as a derivative liability as of February 11, 2014. A debt discount of $22,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $19,666 was recorded as of March 31, 2014. The balance of this note is $22,500 as of September 30, 2014.

Note 15: As of December 31, 2013 the Company had a note outstanding of $12,000 for this debt obligation which bears interest at the rate of 18% compounded monthly. No payments were made during the period and there is accrued interest of $3,903 on the note. Accrued interest was reclassified to principal owed as of December 31, 2013, yielding balance of $15,903. During the nine months ended September 30, 2014, no payment was made, interest expenses of $4,220 for the nine months ended September 30, 2014 was reclassified to the principal owed, yielding balance of $21,042 as of September 30, 2014. This note is in default as of September 30, 2014.

Note 16: On May 30, 2013, the Company received cash proceeds of $50,000 for this debt obligation which bears interest at the rate of 12% and default rate of 22%. This note is convertible into a number of shares arrived at by dividing the principal and interest owed by 50% of the average lowest trading prices over the 5 days prior to the conversion date. A debt discount of $50,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $5,652 was recorded as of December 31, 2013. In relation to the cash advances, financing costs of $2,500 were paid in conjunction with this debt. These fees are amortized over the term of the loan. As of September 30, 2014, the balance of this note is $6,550.

Note 17: During the year ended December 31, 2013 we received cash proceeds from an unrelated third party for the aggregate amount of $11,500, which is payable in principal and interest with rates of 18% compounded monthly. During the period ended September 30, 2014, this unrelated third party advanced additional $10,000 cash to the Company for its daily operation, and the Company repaid this party $4,000 cash during the period. Accrued interest was reclassified to principal owed. The balance as of September 30, 2014 is $16,531.

Note 18: On March 21, 2014, the Company entered into a settlement agreement with unrelated third party. Pursuant to the settlement agreement the third party was to pay past due accounts payable up to $206,000 on behalf of the Company in exchange for the issuance of Company stock at 60% of the lowest trading price during 15 trading days prior to conversion. During the period ended September 30, 2014, the third party assumed $63,234 of Company’s past due liabilities. As of September 30, 2014, a balance of $27,911 remains outstanding.

Note 19: On November 20, 2013, the Company received cash proceeds of $15,000 for this debt obligation which bears interest at the rate of 6%. This note is an unsecured Promissory Note. As of September 30, 2014, the balance of this note is $15,000.

Note 20: On August 14, 2013, the Company received cash proceeds of $22,000 for this convertible debt obligation which bears interest at the rate of 8%, and includes financing cost of $2,500. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 days prior to the conversion date. A debt discount of $22,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $1,407 was recorded as of December 31, 2013. As of September 30, 2014, the balance of this note is $22,000.

Note 21: On August 23, 2013, the Company received cash proceeds of $25,000 for this convertible debt obligation that has a cash redemption premium of 125%. This note is convertible into a number of shares by dividing the principal by 50% of the average of the three lowest trades over the 10 days prior to the conversion date. This convertible note bears no interest; therefore, the Company imputed interest at 12% and recorded as additional paid in capital. A debt discount of $25,000 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $7,178 was recorded as of December 31, 2013. As of September 30, 2014, the note balance is $25,000. The note was at default as of September 30, 2014.

Note 22: On September 30, 2013, the Company received cash proceeds of $32,500 for this debt obligation which bears interest at the rate of 8% and includes financing cost of $2,500. This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices over the 20 days prior to the conversion date. A debt discount of $32,500 was recorded due to embedded derivative feature in the convertible promissory note, and a loss on derivative valuation of $9,967 was recorded as of December 31, 2013. As of September 30, 2014, the balance of this note is $15,995.

Note 23: On November 20, 2013, related parties paid Company obligations in the amount of $1,287. These are non-interest bearing advances to the Company for which the related parties are to be reimbursed.

Note 24: On January 1, 2014, the Company acquired additional 12.5% of the total 100% of working interest in the Tubb lease oil and gas properties from its related party EGPI Firecreek. As consideration of the acquisition, the Company assumed $173,727 debt from EGPI Firecreek. The debt assumed bears 18% compounded annual interest. During the nine months ended September 30, 2014, the Company approved a partial assignment of this debt in the amount of $75,000 to certain institutional or accredited investors, and interest expense for the nine months ended September 30, 2014 in the amount of $14,457 was reclassified to the principal  owed, yielding balance of $112,812 as of September 30, 2014.

Note 25: On April 26, 2013, the Company entered into an agreement to extend option with related party EGPI Firecreek and its oil and gas properties operator.  In the agreement, the Company acknowledged that related party, EGPI Firecreek, Inc. had outstanding balance in the amount of $200,000 owed to Company’s oil and gas properties operator, and agreed to assume the debt repaying obligation along with EGPI Firecreek. In the nine months ended September 30, 2014, payment of $23,673 was made.  As the note agreement has no stated interest, the Company imputed interest at 12%, and recorded imputed interest as additional paid in capital.

Note 26: On January 1, 2014, the Company acquired additional 12.5% of the total 100% of working interest in the Tubb lease oil and gas properties from its related party EGPI Firecreek. As consideration of the acquisition, the Company assumed $376,273 debt from EGPI Firecreek. The debt assumed bears 18% compounded annual interest. During the quarter ended March 31, 2014, $10,000 of the debt was paid by unrelated party on behalf of the Company. During the nine months ended September 30, 2014, the Company approved a partial assignment of this debt in the amount of $60,000 to certain institutional or accredited investors, and interest expense for the nine months ended September 30, 2014 in the amount of $32,840 was reclassified to the principal owed, yielding balance of $390,534 as of September 30, 2014.

Note 27: During the quarter ended March 31, 2014, the Company and one of its debt holders agreed to rescind a conversion of convertible debt executed during fiscal year 2013. Common stock of 6,667 was rescinded and debt in the amount of $12,500 was reinstated as of March 31, 2014. During the quarter ended September 30, 2014, no payment was made to this note, and there was accrued interest of $750 due on this note as of September 30, 2014.

Note 28: On April 9, 2014, the Company received cash proceeds of $8,000 for debt obligation which bears interest at the rate of 8%. This note is convertible into a number of shares by dividing the principal and interest owed by 45% of the average lowest three day trading prices during the 30 trading days prior to the conversion date. A debt discount of $8,000 and a loss on derivative valuation of $10,186 was recorded due to embedded derivative feature in the convertible promissory note as of September 30, 2014. During the nine months ended September 30, 2014, no payment was made to this note.

Note 29: On May 12, 2014, the Company received cash proceeds of $30,000 for this debt obligation which bears interest at the rate of 12% and the face value includes $10,000 of interest. This note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest trading prices over the 5 days prior to the conversion date. A debt discount of $30,000 and a loss on derivative valuation of $29,205 was recorded due to embedded derivative feature in the convertible promissory note as of September 30, 2014. The balance is $30,000 as of September 30, 2014.

Note 30: In June 2014, the Company approved a partial assignment of Company debt via an assignment and assumption agreement in the face amount of $60,000 to certain institutional or accredited investors. This note bears interest at the rate of 12% and is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest trading prices over the 10 days prior to the conversion date. A debt discount of $60,000 and a loss on derivative valuation of $81,254 was recorded due to embedded derivative feature in the convertible promissory note as of September 30, 2014. During the nine months ended September 30, 2014 payment of $ 16,756 was made on this note leaving a balance of $ 43,244 as of September 30,2014.

Note 31: In June 2014, the Company issued a convertible note in the amount of $75,000 under a consulting agreement with an unrelated third party. The note bears interest at the rate of 6% and the note is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest three day trading prices over the 10 days prior to the conversion date. A debt discount of $75,000 and a loss on derivative valuation of $102,262 was recorded due to embedded derivative feature in the convertible promissory note as of September 30, 2014. During the nine months ended September 30, 2014 no payment was made on this note.

Note 32: June 13, 2014 the Company received cash proceeds of $22,000 as the first installment on a debt obligation of $44,000 with an original issue discount of 10%. Second installment of $22,000 was received in the next fiscal quarter in the month of July 2014.  This note bears interest at the rate of 10% and is convertible into a number of shares by dividing the principal and interest owed by 50% of the average lowest trading prices over the 20 days prior to the conversion date. A debt discount of $44,000 and a loss on derivative valuation of $40,894 was recorded due to embedded derivative feature in the convertible promissory note as of September 30, 2014.  No payments have been made on this note.

Note 33: On June 13, 2014, the Company approved a partial assignment of Company debt via a securities settlement agreement in the amount of $153,089 to certain institutional or accredited investors. The debt bears guaranteed interest at a rate of 10% that was added to the recorded note value and is convertible at a 50% discount of the lowest trading price over the 20 days prior to the conversion date. A debt discount of $113,208 was recorded due to embedded derivative feature in the convertible promissory note as of September 30, 2014. Payments of $52,007 have been made on this note.

Note 34: During the period ended September 30, 2014, the Company received $20,564 in loans from related parties. These loans did not have a stated rate of interest. The Company imputed interest and recorded as additional paid in capital.

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

As of September 30, 2014, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $1,127,499. During the nine months period ended September 30, 2014, the Company recognized a loss on change in fair value of derivative liability totaling $838,187.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at September 30, 2014 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 324% to 550% based on the historical volatility for the company.

•	An event of default would occur 5% of the time, increasing 1.00% per quarter to a maximum of 10%.

•	Alternative financing for the convertible notes would be initially available to redeem the note 0% of the time and increase quarterly by 1% to a maximum of 20%.

•	The monthly trading volume would average $51,785 to $487,379 and would increase at 1% per month.

•	The variable conversion prices ranging from 25% to 60% of bid or close prices over 10 to 25 trading days have effective discount rates of 59.87% to 82.38%

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

The components of the derivative liability on the Company’s balance sheet at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013

Embedded conversion features - convertible promissory notes	$1,127,499	$220,131
	$1,127,499	$220,131

The Company had the following changes in the derivative liability:

Balance at December 31, 2013	220,131
Issuance of securities with embedded derivatives	$822,415
Debt conversion	(421,672)
Prior period conversion rescinded	3,911
Derivative (gain) or loss due to mark to market adjustment	502,714
Balance at June 30, 2014	$1,127,499

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

The following table is a reconciliation of the ARO liability for continuing operations for the three months ended June 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Asset retirement obligation at the beginning of period	$5,781	$5,114
Acquisition of oil and gas leases	2,025	-
Adjustment to ARO	(2,025)	-
Dispositions	-	-
Accretion expense	2,478	667
Asset retirement obligation at the end of period	$8,259	$5,781

14. Concentrations and Risk

Customers

During the nine months ended September 30, 2014, revenue generated under the top two customers accounted for 100% of the Company’s total revenue. Concentration with a single or a few customers may expose the Company to the risk of substantial losses if a single dominant customer stops conducting business with the Company. Moreover, the Company may be subject to the risks faced by these major customers to the extent that such risks impede such customers’ ability to stay in business and make timely payments.

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

During the nine months ended September 30, 2014, IBC Funds, LLC purchased claim purchase agreement in the amount of $63,234.  During the nine months ended September 30, 2014, the Company has issued 6,482,000 shares valued at $10,441 to settle $10,441 of debt due to IBC Funds, LLC. In addition, the Company issued 375,000 shares valued on settlement date at $34,500 as settlement fee pursuant to the settlement agreement.

In May 2015 the Company received a lawsuit from LG Capital, LLC alleging the Company has not paid at the maturity date on two of its convertible promissory notes. The Plaintiffs action describes the notes as totaling $13,245.49 and $23,315.86 plus interest, fees and costs. The Company had understood the transaction for the two promissory notes would have earlier been converted into common shares. The Company will proceed to determine on a potential settlement or resolution of the matter. The notes are recorded as a liability in the balance sheet as convertible loan payable net – in default.

In May 2015 the Company received a lawsuit from JSJ Investments, Inc. alleging the Company has not paid at the maturity date on a convertible promissory note. The Plaintiffs action describes the note as totaling $25,000 plus interest, fees, costs and other relief. The Company had understood the transaction for the promissory note would have earlier been converted into common shares. The Company will proceed to determine on a potential settlement or resolution of the matter. The notes are recorded as a liability in the balance sheet as convertible loan payable net – in default.

16. Contingencies

The Company has certain notes that may become convertible in the future and potentially result in dilution to our common shareholders.

The Company, through its majority owned Canadian subsidiary, Boomerang Oil, Inc. entered into a Listing Service Agreement with Public Eye Consulting, on April 28, 2014. The terms were for payment of $90,000 Canadian dollars, 400,000 common shares and 125,000 stock options. Public Eye has failed to perform as contracted and Boomerang is rescinding the contract. Partial payment has already been made, but Boomerang may be liable for some portion of the remaining balance after negotiations are completed.

Provisions for this contingent liability have been recorded on the books.

17. Amalgamation and Acquisition-related party

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

18. Non-controlling interest

Non-controlling interest represents the 33.83% interest in the subsidiaries. This non-controlling interest balance is composed of the transfer of oil and gas properties interest, amalgamation and acquisition among majority owned subsidiaries, net loss, and unrealized foreign currency translation loss attributable to the non-controlling interest for the nine months ended September 30, 2014.

19. Subsequent Events

Subsequent to quarter ended September 30, 2014 to May 25, 2015, the Company issued 155,168,571 common shares to reduce debt on convertible promissory notes in the amount of approximately $7,187.

Subsequent to quarter ended September 30, 2014 to May 25, 2015, the Company issued 155,000,000 common shares to reduce account payable balances in the amount of approximately $9,300.

In January, 2014 and February, March, April and most recently in May 2015, the Company entered into an amended a Modification and Extension to “Amended Participation Agreement” dated January 21, 2014. The Modification and Extension again updates and extends Exhibit “B” of an Asset Purchase Agreement made and entered into as of January 21, 2014, the Effective Date (“Effective Date”), by and among Shale Corp., a corporation organized under the laws of the Province of Ontario in Canada with its principal place of business located at 365 Bay St, Suite 400, Toronto On, M5H 2V1(the “Company”), and the Investor acting as the Company, along with approvals from Success Oil Co., Inc., its Operator and Partner, EGPI Firecreek, Inc. via its wholly owned subsidiary Energy Producers, Inc., Partner, and TWL Investments, LLC, investing participants, to amend, modify and extend Section II. Paragraph one thereto, giving extra time to the Participation Agreement originally allowing for six (6) months (through June 30, 2014 unless mutually extended by all parties thereto), extended to June 30, 2015 (unless mutually extended by all parties thereto) for participants to deliver to Operator Participant’s share of the Turnkey Cost to Casing Point for drilling of the first Prospect Well.

In January, 2014, and February, March, April and most recently in May 2015, the Company entered into a Thirteenth Amendment to a Modification, Amendment, and Further Extension of the Agreement to Extend Option dated effective on December 31, 2013 between EGPI Firecreek, Inc. on behalf of itself and all of its wholly owned subsidiaries including, but not limited to, Energy Producers, Inc. (“EPI”), and the Company, which is amended to be by and through 2301840 Ontario Inc., a wholly owned subsidiary of Boomerang Oil, Inc. (formerly 0922337 BC LTD) (“Boomerang”), now a Majority owned subsidiary of the Company. The parties thereto, as amended, having earlier entered into an Agreement to Extend Option with Success Oil Co., Inc., (“Success”) along with all the parties to wit, agreed summarily to i) further extend the Option Agreement through June 30, 2015 unless further modified or extended by the parties in writing, and ii) in summary, to allow certain past due capital expenditure costs in the total aggregate amount of $200,000 historically   held by Success to begin to be paid out of available cash flow on a monthly basis from the Joint Interest Billings, and from only the current producing economic wells and interests, pro rata, not to include future wells, and to begin after April 6, 2014 for the January 2014 forward billings, until paid, unless otherwise negotiated to the satisfaction of Success.

In March 2015, the Company issued 18% promissory notes in the total face amount of $4,000 to a certain accredited investor in behalf of its direct investment to the company. Terms for the purchase price in addition to interest include additional $100 repayment fee all due on the Maturity date which is 7 days from December 1, 2014 or May 1, 2015.

In April 2015, the Company issued shares of its majority owned subsidiary: i) 300,000 for legal and other services; 30,000 shares for accrued services rendered; 50,000 shares in behalf of borrowings, loans, and other business services provided to the Company; and sold 400,000 shares of common stock held by the Company in the majority owned subsidiary. The shares in the aggregate represent 1.66% of the interests held by the Company in the majority owned subsidiary.

In May 2015 the Parent Company which owns majority ownership of the Company issued and sold 400,000 shares of common stock held in the majority owned subsidiary representing .85% of 1% issued in behalf of assisting partial service fees required to maintain the oil and gas interests held in the Company’s majority owned subsidiary, sold 510,000 shares of common stock held in the majority owned subsidiary representing 1.08% in behalf of assisting the Company’s expenses, and issued 900,000 shares for partial payment of accrued services rendered to the majority owned subsidiary representing of 1.92% of the interests held by the Company in the majority owned subsidiary.

As of May 25, 2015 the Company holds 44,225,000 common shares representing 60.18% interest in its majority owned subsidiary.

In May 2015 the Company received a lawsuit from LG Capital, LLC alleging the Company has not paid at the maturity date on two of its convertible promissory notes. The Plaintiffs action describes the notes as totaling $13,245.49 and $23,315.86 plus interest, fees and costs. The Company had understood the transaction for the two promissory notes would have earlier been converted into common shares. The Company will proceed to determine on a potential settlement or resolution of the matter. The notes are recorded as a liability in the balance sheet as convertible loan payable net – in default.

In May 2015 the Company received a lawsuit from JSJ Investments, Inc. alleging the Company has not paid at the maturity date on a convertible promissory note. The Plaintiffs action describes the note as totaling $25,000 plus interest, fees, costs and other relief. The Company had understood the transaction for the promissory note would have earlier been converted into common shares. The Company will proceed to determine on a potential settlement or resolution of the matter. The notes are recorded as a liability in the balance sheet as convertible loan payable net – in default.

Please also see Item 5 “Other Information” listed in this report.

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

To the extent possible, the following discussion will highlight the Company’s business activities for the three and nine months end September 30, 2014 and 2013.

Results of Operations

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Total revenue for sales of oil and gas during the nine months ended September30, 2014 was $98,995 compared with $103,544 in 2013.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the nine months ended September 30,
	2014	2013

Advertising and promotion	$68	$866
Administration	662,644	46,108
Rent and utilities	6,000	18,000
Professional Fees	2,483,831	572,491
Total	$3,152,543	$637,465

For the nine months ended September 30, 2014, total administration expenses increased by $616,536 compared to the same period in 2013.

For the nine months ended September 30, 2014 professional fees of $2,483,831 were incurred in regard to management advisory, legal costs and accounting which included additional costs for the acquisition of a subsidiary company as compared to $572,491 for the nine months ended September 30, 2013.

Interest expense for the nine months ended September 30, 2014 was $800,523 compared to $528,982 for the same period last year.

Income (loss) per share was ($0.02) per share for the nine months ended September 30, 2014, compared to an income (loss) of ($0.03) per share for the nine  months ended September  30, 2013. The Company incurred loss on debt settlement in the amount of $473,100 for the nine months ended September 30, 2014, compared to $546,386 in the same period in 2013. The Company incurred loss on derivative in the amount of $838,107 for the nine months ended September 30 2014, compared to $356,910 in the same period in 2013.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Total revenue for sales of oil and gas during the three months ended September 30, 2014 was $38,968 compared with $41,654 in 2013.

Following is a breakdown of general and administrative costs for this period versus a year ago:

Detail of general and administrative expenses:

	For the three months ended September 30,
	2014	2013

Advertising and promotion	$68	$-
Administration	31,477	18,923
Rent and utilities	6,000	6,000
Professional Fees	82,604	130,439
Total	$120,149	$155,362

For the three months ended September 30, 2014, total administration expenses decreased by $12,554 compared to the same period in 2013.

For the three months ended September 30, 2014 professional fees of $82,604 were incurred in regard to management advisory, legal costs and accounting as compared to $130,439 for the three months ended September 30, 2013.

Interest expense for the three months ended September 30, 2014 was $300,349 compared to $297,415 for the same period last year.

Income (loss) per share was ($0.00) per share for the three months ended September 30, 2014, compared to an income (loss) of ($0.01) per share for the three months ended September 30, 2013. The Company incurred loss on debt settlement in the amount of $63,400 for the three months ended September 30, 2014, compared to $73,438 in the same period in 2013.

The Company incurred loss on derivative in the amount of $265,972 for the three months ended September 30 2014, compared to $84,876 in the same period in 2013.

Discussion of Financial Condition: Liquidity and Capital Resources

Cash on hand at September 30, 2014 was $4,125 compared to $3,508 at December 31, 2013. The Company had working capital deficit of $3,332,177 at September 30, 2014 compared to a working capital deficit of $1,363,383 at December 31, 2013.

Total assets increased to $1,101,602 at September 30, 2014 compared to $844,536 at December 31, 2014 mainly as a result of the acquisition of additional oil and gas leases.

Shareholders’ equity (deficit) increased to a deficit of $2,243,546 at September 30, 2014 from a deficit of $528,136 at December 31, 2013. During the nine months ended September 30, 2014, the Company issued 1,665,153,671 shares to retire debt and pay for services.

For the nine months period ended September 30, 2014, the Company has used $268,283 cash in operating activities compared to $419,079 cash used in the same period in 2013.

For the nine months period ended September 30, 2014, the Company has received cash $141,470 for investing activities in relation to oil and gas assets transferred. There was no investing activity for the three months ended September 30, 2013.

For the nine months period ended September 30, 2014, the Company has used $135,815 cash in financing activities compared to generating $400,780 in the same period in 2013.

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

Management has estimated that cost for initially paying down certain of the Company’s recent debt, providing necessary working capital, and activating development of its current plans for domestic oil and gas segment operations, alternative energy division, acquisition and development, will initially require $5,000,000 to $35,000,000 during the next six to twelve months.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

The Company, and through its majority owned subsidiary Boomerang Oil, Inc. is presently in different stages of review and discussion, gathering data and information, and any available reports on other potential acquisitions in Texas, Montana, and other productive regions and areas in the U.S.

For more information on the Company’s majority owned subsidiary Boomerang Oil, Inc. please see information listed at the following link http://thecse.com/CNSX/Listing/Company-Filings/CSE-Filings.aspx?Symbol=BOI.

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

Date:  June 8, 2015

Mondial Ventures, Inc.

/s/ Dennis Alexander
Dennis Alexander
Chief Executive Officer and
Chairman of the Board of Directors